Form 10-Q
period 2012-09-30
LaPorte Bancorp, Inc.
filed 2012-11-13
CIK 1549276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

LAPORTE BANCORP, INC.

(Exact name of Registrant as Specified in Its Charter)

Maryland	001-35684	35-2456698
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

710 Indiana Avenue

La Porte, IN 46350

(219) 362-7511

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Officers)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒     NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒     NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares of common stock outstanding at November 12, 2012: 6,205,250

		Page Number

	PART I – FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements – LaPorte Bancorp, Inc.

	Consolidated Balance Sheets, September 30, 2012 (Unaudited) and December 31, 2011	3

	Consolidated Statements of Income, Three Months Ended September 30, 2012 and 2011 (Unaudited) Nine Months Ended September 30, 2012 and 2011 (Unaudited)	4

	Consolidated Statements of Comprehensive Income, Three Months Ended September 30, 2012 and 2011 (Unaudited) Nine Months Ended September 30, 2012 and 2011 (Unaudited)	5

	Consolidated Statements of Changes in Shareholders’ Equity, Nine Months Ended September 30, 2012 and 2011 (Unaudited)	6

	Consolidated Statements of Cash Flows, Nine Months Ended September 30, 2012 and 2011 (Unaudited)	7

	Notes to Consolidated Financial Statements (Unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	56

Item 4.	Controls and Procedures	57

	PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	58

Item 1A.	Risk Factors	58

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58

Item 3.	Defaults Upon Senior Securities	58

Item 4.	Mine Safety Disclosures	58

Item 5.	Other Information	58

Item 6.	Exhibits	59

Signatures		60

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LAPORTE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Cash and due from financial institutions	$7,429	$8,146
Interest-earning time deposits in other financial institutions	3,430	—
Securities available for sale	121,682	131,974
Federal Home Loan Bank (FHLB) stock, at cost (restricted)	3,817	3,817
Loans held for sale, at fair value	1,917	3,049
Loans, net of allowance for loan losses of $4,305 at September 30, 2012, $3,772 at December 31, 2011	311,844	295,359
Mortgage servicing rights	308	348
Other real estate owned	844	1,012
Premises and equipment, net	9,537	9,840
Goodwill	8,431	8,431
Other intangible assets	388	474
Bank owned life insurance	11,165	10,876
Accrued interest receivable and other assets	4,346	3,819

Total assets	$485,138	$477,145

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$45,507	$38,977
Interest bearing	317,887	294,583

Total deposits	363,394	333,560
Federal Home Loan Bank advances	51,711	72,021
Subordinated debentures	5,155	5,155
Federal Deposit Insurance Corporation guaranteed unsecured borrowings	—	4,981
Accrued interest payable and other liabilities	5,567	5,725

Total liabilities	425,827	421,442

Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 19,000,000 shares authorized; 4,871,801 shares issued; and 4,660,871 shares outstanding at September 30, 2012 and December 31, 2011	49	49
Additional paid-in capital	21,398	21,221
Surplus	770	770
Retained earnings	37,049	34,267
Accumulated other comprehensive income, net of tax of $1,347 at September 30, 2012 and $1,046 at December 31, 2011	2,612	2,031
Treasury stock, at cost (210,930 shares at September 30, 2012 and December 31, 2011)	(1,278)	(1,278)
Unearned Employee Stock Ownership Plan (ESOP) shares	(1,289)	(1,357)

Total shareholders’ equity	59,311	55,703

Total liabilities and shareholders’ equity	$485,138	$477,145

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Interest and dividend income
Loans, including fees	$4,227	$3,898	$12,335	$11,301
Taxable securities	491	644	1,491	1,931
Tax exempt securities	339	353	1,034	1,078
FHLB stock	28	25	83	76
Other interest income	11	2	26	20

Total interest and dividend income	5,096	4,922	14,969	14,406

Interest expense
Deposits	681	956	2,237	3,065
Federal Home Loan Bank advances	318	359	953	1,142
Subordinated debentures	71	71	211	210
FDIC guaranteed unsecured borrowings	—	50	37	151
Federal funds purchased and other short-term borrowings	—	4	2	4

Total interest expense	1,070	1,440	3,440	4,572

Net interest income	4,026	3,482	11,529	9,834

Provision for loan losses	353	403	884	634

Net interest income after provision for loan losses	3,673	3,079	10,645	9,200

Noninterest income
Service charges on deposits	119	141	338	406
ATM and debit card fees	105	100	307	292
Earnings on life insurance, net	98	103	289	298
Net gains on mortgage banking activities	436	295	892	479
Loan servicing fees, net	(30)	(21)	(28)	(2)
Net gains on securities	172	559	369	587
Losses on other assets	(77)	(139)	(283)	(333)
Other income	274	93	494	267

Total noninterest income	1,097	1,131	2,378	1,994

Noninterest expense
Salaries and employee benefits	1,589	1,500	4,818	4,460
Occupancy and equipment	448	428	1,386	1,381
Data processing	137	110	392	321
Advertising	41	60	161	153
Bank examination fees	124	145	323	399
Amortization of intangibles	27	54	86	168
FDIC insurance	91	102	257	322
Collection and other real estate owned	48	24	113	93
Other expenses	298	267	1,002	924

Total noninterest expense	2,803	2,690	8,538	8,221

Income before income taxes	1,967	1,520	4,485	2,973

Income tax expense	596	374	1,145	562

Net income	$1,371	$1,146	$3,340	$2,411

Earnings per share (Note 3):
Basic	$0.30	$0.26	$0.74	$0.54
Diluted	0.30	0.26	0.74	0.54

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$1,371	$1,146	$3,340	$2,411

Other comprehensive income:
Unrealized gains/losses on securities
Unrealized holding gain arising during the period	678	2,335	1,182	4,663
Reclassification adjustment for gains included in net income	(172)	(559)	(369)	(587)

Net unrealized gains	506	1,776	813	4,076
Tax effect	(171)	(603)	(276)	(1,385)

Net of tax	335	1,173	537	2,691
Unrealized gains/losses on cash flow hedges
Unrealized holding gain/loss arising during the period	12	(649)	67	(901)

Net unrealized gains/losses	12	(649)	67	(901)
Tax effect	(4)	220	(23)	306

Net of tax	8	(429)	44	(595)

Total other comprehensive income	343	744	581	2,096

Comprehensive income	$1,714	$1,890	$3,921	$4,507

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Nine months ended September 30, 2012 and 2011

(dollars in thousands, except per share data)

					Accumulated
					Other
		Additional			Comprehensive		Unearned
	Common	Paid-In		Retained	Income (Loss),	Treasury	ESOP
	Stock	Capital	Surplus	Earnings	Net of Tax	Stock	Shares	Total
Balance at January 1, 2011	$48	$21,160	$770	$31,211	$(550)	$(1,144)	$(1,447)	$50,048
Net income	—	—	—	2,411	—	—	—	2,411
Other comprehensive income	—	—	—	—	2,096	—	—	2,096
Treasury shares purchased, 14,130 shares	—	—	—	—	—	(134)	—	(134)
ESOP shares earned, 6,784 shares	—	(4)	—	—	—	—	68	64
Issuance of restricted stock awards	1	(1)	—	—	—	—	—	—
Stock award and option expense	—	9	—	—	—	—	—	9

Balance at September 30, 2011	$49	$21,164	$770	$33,622	$1,546	$(1,278)	$(1,379)	$54,494

Balance at January 1, 2012	$49	$21,221	$770	$34,267	$2,031	$(1,278)	$(1,357)	$55,703
Net income	—	—	—	3,340	—	—	—	3,340
Other comprehensive income	—	—	—	—	581	—	—	581
Cash dividends on common stock ($0.12 per share)	—	—	—	(558)	—	—	—	(558)
ESOP shares earned, 6,784 shares	—	(6)	—	—	—	—	68	62
Stock award and option expense	—	183	—	—	—	—	—	183

Balance at September 30, 2012	$49	$21,398	$770	$37,049	$2,612	$(1,278)	$(1,289)	$59,311

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands, except per share data)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$3,340	$2,411
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	442	500
Provision for loan losses	884	634
Net gains on securities	(369)	(587)
Net gains on sales of loans	(793)	(437)
Originations of loans held for sale	(34,843)	(23,717)
Proceeds from sales of loans held for sale	36,768	24,266
Recognition of mortgage servicing rights	(99)	(42)
Amortization of mortgage servicing rights	99	74
Net change in loan servicing rights valuation allowance	40	48
Net losses on sales of other real estate owned	8	156
Write down of other real estate owned	288	182
Earnings on life insurance, net	(289)	(298)
Amortization of intangible assets	86	168
ESOP compensation expense	62	64
Stock compensation expense	183	9
Amortization of issuance costs of unsecured borrowings	19	49
Change in assets and liabilities:
Accrued interest receivable and other assets	(826)	677
Accrued interest payable and other liabilities	(91)	101

Net cash from operating activities	4,909	4,258

Cash flows from investing activities
Net change in loans	(17,832)	(31,013)
Proceeds from sales of other real estate owned	335	903
Proceeds from maturities, calls and principal repayments of securities available for sale	16,688	13,952
Proceeds from sales of securities available for sale	20,633	36,559
Proceeds from redemption of FHLB stock	—	221
Purchase of interest-bearing time deposits at other financial institutions	(3,430)	—
Purchases of securities available for sale	(25,847)	(59,713)
Premises and equipment expenditures, net	(139)	(154)

Net cash from investing activities	(9,592)	(39,245)

Cash flows from financing activities
Net change in deposits	29,834	18,175
Net change in FHLB advances	(20,310)	13,013
Net change in short-term borrowings	—	4,500
Purchase of treasury stock	—	(134)
Dividends paid on common stock	(558)	—
Repayment of FDIC guaranteed unsecured borrowing	(5,000)	—

Net cash from financing activities	3,966	35,554

Net change in cash and cash equivalents	(717)	567
Cash and cash equivalents at beginning of period	8,146	5,868

Cash and cash equivalents at end of period	$7,429	$6,435

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$3,620	$4,620
Income taxes paid	1,201	—
Supplemental noncash disclosures:
Transfers from loans receivable to other real estate owned	$463	$879

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION

The unaudited consolidated financial statements included herein include the accounts of LaPorte Bancorp, Inc., a Federal corporation (“LaPorte-Federal”), its wholly owned subsidiary, The LaPorte Savings Bank (“the Bank”) and the Bank’s wholly owned subsidiary, LSB Investments, Inc., Nevada (“LSB Inc.”), together referred to as “the Company”. LaPorte-Federal was formed on October 12, 2007. LSB Inc. was formed on October 1, 2011 to manage a portion of the Bank’s investment portfolio. LaPorte-Federal was a majority owned (54.1%) subsidiary of LaPorte Savings Bank, MHC at September 30, 2012. These financial statements do not include the transactions and balances of LaPorte Savings Bank, MHC. Intercompany transactions and balances are eliminated in consolidation.

On October 4, 2012, the Company completed its conversion and reorganization to the stock holding company form of organization. LaPorte Bancorp, Inc., a Maryland corporation (“New LaPorte”) and the new stock holding company for the Bank, sold 3,384,611 shares of common stock at $8.00 per share, for gross offering proceeds of $27.1 million, in its stock offering. Concurrent with the completion of the offering, shares of common stock of LaPorte-Federal owned by the public have been exchanged for 1.3190 shares of New LaPorte’s common stock so that LaPorte-Federal’s existing shareholders now own approximately the same percentage of New LaPorte’s common stock as they owned of LaPorte-Federal’s common stock immediately prior to the conversion, as adjusted for the assets of LaPorte Savings Bank, MHC and their receipt of cash in lieu of fractional exchange shares. As a result of the offering and the exchange of shares, New LaPorte has approximately 6,205,250 shares outstanding.

The unaudited consolidated financial statements included herein have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial statements and Article 8 of Regulation S-X of the Securities and Exchange Commission. In the opinion of management, the unaudited consolidated financial statements contain all material adjustments (consisting of normal recurring accruals) and disclosures which are necessary in the opinion of management to make the financial statements not misleading and for a fair presentation of the financial position and results of operations for the interim periods presented herein.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011 included in the Form 10-K Annual Report of LaPorte-Federal for the fiscal year ended December 31, 2011.

The results for the three and nine month period ended September 30, 2012 may not indicate the results to be expected for the full year ending December 31, 2012.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition, but the additional disclosures are included in Note 6.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. The adoption of this amendment changed the presentation of the statement of comprehensive income for the Company to two consecutive statements instead of presented as part of the consolidated statement of shareholders’ equity.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 3 – EARNINGS PER SHARE

Basic earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common share equivalents (0 for the three and nine months ended September 30, 2012 and 2011). Stock options for 213,678 shares for the three and nine months ended September 30, 2012 and 2011 were not considered in computing diluted earnings per share because they were antidilutive. The factors used in the earnings per common share computation follow:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Basic
Net income	$1,371	$1,146	$3,340	$2,411

Weighted average common shares outstanding	4,660,871	4,593,384	4,660,871	4,588,729
Less: Average unallocated ESOP shares	(130,017)	(139,063)	(132,278)	(141,324)

Average shares	4,530,854	4,454,321	4,528,593	4,447,405

Basic earnings per common share	$0.30	$0.26	$0.74	$0.54

Diluted
Net income	$1,371	$1,146	$3,340	$2,411

Weighted average common shares outstanding for basic earnings per common share	4,530,854	4,454,321	4,528,593	4,447,405
Add: Diluted effects of assumed exercises of stock options	—	—	—	—

Average shares and dilutive potential common shares	4,530,854	4,454,321	4,528,593	4,447,405

Diluted earnings per common share	$0.30	$0.26	$0.74	$0.54

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

September 30, 2012
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. federal agency obligations	$8,082	$395	$—	$8,477
State and municipal	41,850	3,604	(37)	45,417
Mortgage-backed securities – residential	13,693	787	—	14,480
Government agency sponsored collateralized mortgage obligations	47,958	1,357	(35)	49,280
Corporate debt securities	3,948	98	(18)	4,028

Total	$115,531	$6,241	$(90)	$121,682

December 31, 2011
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. federal agency obligations	$12,187	$414	$—	$12,601
State and municipal	40,012	3,094	—	43,106
Mortgage-backed securities - residential	30,946	872	(29)	31,789
Government agency sponsored collateralized mortgage obligations	43,491	1,001	(14)	44,478

Total	$126,636	$5,381	$(43)	$131,974

At September 30, 2012 and December 31, 2011, all of our mortgage-backed securities were issued by U.S. government-sponsored enterprises and all of our collateralized mortgage obligations were issued by either U.S. government-sponsored enterprises or the U.S. Small Business Administration.

Securities with unrealized losses at September 30, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Continuing Unrealized		Continuing Unrealized
	Loss For		Loss For
September 30, 2012	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
State and municipal	$2,463	$(37)	$—	$—	$2,463	$(37)
Government agency sponsored collateralized mortgage obligations	5,780	(35)	—	—	5,780	(35)
Corporate debt securities	2,100	(18)	—	—	2,100	(18)

Total temporarily impaired	$10,343	$(90)	$—	$—	$10,343	$(90)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE – continued

Securities with unrealized losses at December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Continuing Unrealized		Continuing Unrealized
	Loss For		Loss For
December 31, 2011	Less Than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Mortgage-backed securities – residential	$5,646	$(29)	$—	$—	$5,646	$(29)
Government agency sponsored collateralized mortgage obligations	2,147	(14)	—	—	2,147	(14)

Total temporarily impaired	$7,793	$(43)	$—	$—	$7,793	$(43)

At September 30, 2012, the Company held 16 investments in debt securities which were in an unrealized loss position of which all were in an unrealized loss position for less than twelve months. At December 31, 2011, the Company held 6 investments in debt securities which were in an unrealized loss position of which all were in an unrealized loss position for less than twelve months. Management periodically evaluates each investment security for potential other-than-temporary impairment, relying primarily on industry analyst reports and observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted declines in fair value are considered temporary and due only to normal market interest rate fluctuations. The Company does not intend to sell the securities and is not more likely than not to be required to sell these debt securities before their anticipated recovery.

Sales of securities available for sale for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Proceeds	$2,980	$31,297	$20,633	$36,559
Gross gains	172	567	396	627
Gross losses	—	(8)	(31)	(40)

Proceeds from calls of securities available for sale during the three months ended September 30, 2012 and 2011 were $245 and $4,000, with gross gains of $0 and $0 and gross losses of $0 and $0, respectively.

Proceeds from calls of securities available for sale during the nine months ended September 30, 2012 and 2011 were $4,645 and $4,045, with gross gains of $4 and $0 and gross losses of $0 and $0, respectively.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE – continued

The amortized cost and fair value of debt securities at September 30, 2012 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations (“CMO”), are shown separately.

	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due from more than one to five years	15,701	16,439
Due from more than five to ten years	14,476	15,628
Due after ten years	23,703	25,855

Subtotal	53,880	57,922
Mortgage-backed securities and CMOs	61,651	63,760

Total	$115,531	$121,682

Securities pledged at September 30, 2012 and December 31, 2011 had a carrying amount of approximately $44,489 and $33,661, respectively, and were pledged to secure public deposits, FHLB advances, short-term borrowings through the Federal Reserve Discount Window, treasury tax and loan payments and cash flow hedges.

NOTE 5 – LOANS

Loans at September 30, 2012 and December 31, 2011 were as follows:

	September 30,	December 31,
	2012	2011
Commercial	$123,850	$126,559
Mortgage	37,931	45,576
Mortgage warehouse	133,226	103,864
Residential construction	2,949	3,047
Indirect auto	1,400	2,249
Home equity	12,361	12,966
Consumer and other	4,277	4,693

Subtotal	315,994	298,954
Less: Net deferred loan (fees) costs	155	177
Allowance for loan losses	(4,305)	(3,772)

Loans, net	$311,844	$295,359

As of September 30, 2012, the Bank’s mortgage warehouse division had repurchase agreements with 12 mortgage companies. For the nine months ended September 30, 2012, the mortgage companies originated $2,058,136 in mortgage loans and sold $2,028,768 in mortgage loans. The Bank recorded interest income of $1,441 and mortgage warehouse loan fees of $233 which are included in loan interest income and wire transfer fees of $77 which are included in noninterest income during the three months ended September 30, 2012 attributable to the mortgage warehouse lines. For the nine months ended September 30, 2012, the Bank recorded interest income of $3,804 and mortgage warehouse loan fees of $615 which are included in loan interest income and wire transfer fees of $201 which are included in noninterest income attributable to the mortgage warehouse lines.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

As of September 30, 2011, the Bank’s mortgage warehouse division had repurchase agreements with 8 mortgage companies. For the nine months ended September 30, 2011, the mortgage companies originated $1,489,832 in mortgage loans and sold $1,453,251 in mortgage loans. The Bank recorded interest income of $892 and mortgage warehouse loan fees of $156 which are included in loan interest income and wire transfer fees of $48 which are included in noninterest income during the three months ended September 30, 2011 attributable to the mortgage warehouse lines. For the nine months ended September 30, 2011, the Bank recorded interest income of $2,201 and mortgage warehouse loan fees of $428 which are included in loan interest income and wire transfer fees of $136 which are included in noninterest income attributable to the mortgage warehouse lines.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2012 and 2011:

			Mortgage	Residential	Indirect	Home	Consumer
	Commercial	Mortgage	Warehouse	Construction	Auto	Equity	and Other	Unallocated	Total
For the three months ended September 30, 2012
Allowance for loan losses:
Beginning balance	$3,137	$418	$528	$8	$14	$141	$22	$—	$4,268
Charge-offs	(209)	(53)	—	—	—	(14)	(49)	—	(325)
Recoveries	5	—	—	—	1	—	3	—	9
Provision	121	153	56	(2)	(10)	(43)	78	—	353

Ending balance	$3,054	$518	$584	$6	$5	$84	$54	$—	$4,305

For the three months ended September 30, 2011
Allowance for loan losses:
Beginning balance	$2,419	$443	$172	$20	$24	$191	$105	$—	$3,374
Charge-offs	—	—	—	—	(8)	(52)	(15)	—	(75)
Recoveries	—	—	—	—	1	1	3	—	5
Provisions	45	(23)	246	(17)	9	92	51	—	403

Ending balance	$2,464	$420	$418	$3	$26	$232	$144	$—	$3,707

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2012 and 2011:

			Mortgage	Residential	Indirect	Home	Consumer
	Commercial	Mortgage	Warehouse	Construction	Auto	Equity	and Other	Unallocated	Total
For the nine months ended September 30, 2012
Allowance for loan losses:
Beginning balance	$2,774	$374	$393	$3	$19	$119	$90	$—	$3,772
Charge-offs	(237)	(85)	—	—	(3)	(29)	(59)	—	(413)
Recoveries	43	2	—	—	4	—	13	—	62
Provision	474	227	191	3	(15)	(6)	10	—	884

Ending balance	$3,054	$518	$584	$6	$5	$84	$54	$—	$4,305

For the nine months ended September 30, 2011
Allowance for loan losses:
Beginning balance	$3,147	$389	$139	$17	$28	$142	$81	$—	$3,943
Charge-offs	(706)	(70)	—	—	(14)	(52)	(45)	—	(887)
Recoveries	—	—	—	—	3	1	13	—	17
Provisions	(23)	101	279	(14)	9	141	95	—	634

Ending balance	$2,464	$420	$418	$3	$26	$232	$144	$—	$3,707

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2012:

			Mortgage	Residential	Indirect	Home	Consumer
	Commercial	Mortgage	Warehouse	Construction	Auto	Equity	and Other	Unallocated	Total
September 30, 2012
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,179	$193	$—	$—	$—	$—	$—	$—	$1,372
Collectively evaluated for impairment	1,875	325	584	6	5	84	54	—	2,933
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—

Total ending allowance	$3,054	$518	$584	$6	$5	$84	$54	$—	$4,305

Loans:
Loans individually evaluated for impairment	$6,598	$1,515	$—	$—	$—	$25	$—	$—	$8,138
Loans collectively evaluated for impairment	116,643	36,267	133,226	2,941	1,400	12,385	4,280	—	307,142
Loans acquired with deteriorated credit quality	726	143	—	—	—	—	—	—	869

Total ending loan balance	$123,967	$37,925	$133,226	$2,941	$1,400	$12,410	$4,280	$—	$316,149

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011:

			Mortgage	Residential	Indirect	Home	Consumer
	Commercial	Mortgage	Warehouse	Construction	Auto	Equity	and Other	Unallocated	Total
December 31, 2011
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$112	$128	$—	$—	$—	$11	$—	$—	$251
Collectively evaluated for impairment	2,662	246	393	3	19	108	90	—	3,521
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—

Total ending allowance	$2,774	$374	$393	$3	$19	$119	$90	$—	$3,772

Loans:
Loans individually evaluated for impairment	$4,630	$1,630	$—	$—	$—	$14	$—	$—	$6,274
Loans collectively evaluated for impairment	121,236	43,788	103,864	3,045	2,249	13,002	4,697	—	291,881
Loans acquired with deteriorated credit quality	824	152	—	—	—	—	—	—	976

Total ending loan balance	$126,690	$45,570	$103,864	$3,045	$2,249	$13,016	$4,697	$—	$299,131

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

The following table presents information related to impaired loans by class of loans as of September 30, 2012:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
September 30, 2012

With no related allowance recorded:
Commercial:
Real estate	$1,991	$1,727	—
Land	1,451	1,451	—
Mortgage	492	492	—
Home equity	25	25	—

Subtotal	3,959	3,695	—
With an allowance recorded:
Commercial:
Real estate	1,883	1,842	475
Land	1,577	1,578	704
Mortgage	1,023	1,023	193

Subtotal	4,483	4,443	1,372

Total	$8,442	$8,138	$1,372

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
December 31, 2011

With no related allowance recorded:
Commercial:
Real estate	$1,299	$1,298	$—
Land	2,248	2,248	—
Mortgage	945	945	—

Subtotal	4,492	4,491	—
With an allowance recorded:
Commercial:
Commercial and other	28	29	6
Real estate	1,027	503	29
Land	552	552	77
Mortgage	685	685	128
Home equity	14	14	11

Subtotal	2,306	1,783	251

Total	$6,798	$6,274	$251

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2012 and 2011. Interest income recognized for the three and nine months ended September 30, 2012 and 2011 was recorded on the accrual basis:

	Three Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2012
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial:
Commercial and other	$—	$—	$8	$—
Real estate	1,350	6	1,273	10
Land	1,455	—	1,813	3
Mortgage	552	2	854	10
Home equity	25	—	16	—

Subtotal	3,382	8	3,964	23
With an allowance recorded:
Commercial:
Real estate	2,371	—	1,451	—
Land	1,592	—	1,252	—
Mortgage	1,043	—	825	—
Home equity	8	—	12	—

Subtotal	5,014	—	3,540	—

Total	$8,396	$8	$7,504	$23

	Three Months Ended		Nine Months Ended
	September 30, 2011		September 30, 2011
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
	Investment	Recognized	Investment	Recognized
With no related allowance recorded:
Commercial:
Real estate	$1,333	$—	$1,220	$4
Land	2,248	—	2,248	12
Mortgage	839	9	696	24
Residential construction:
Land	—	—	57	—

Subtotal	4,420	9	4,221	40
With an allowance recorded:
Commercial:
Commercial and other	43	—	44	—
Real estate	883	—	1,143	6
Land	700	—	706	—
Mortgage	883	—	591	—
Home equity	76	—	274	—

Subtotal	2,585	—	2,758	6

Total	$7,005	$9	$6,979	$46

The average recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of September 30, 2012 and December 31, 2011:

			Loans Past Due
			Over 90 Days
			Still
	Nonaccrual		Accruing
	September 30,	December 31,	September 30,	December 31,
	2012	2011	2012	2011
Commercial:
Commercial and other	$31	$62	$—	$—
Real estate	3,511	2,027	196	—
Land	3,028	2,800	—	—
Mortgage	1,346	1,454	—	—
Indirect auto	5	8	—	—
Home equity	25	14	—	—
Consumer and other	40	—	—	—

Total	$7,986	$6,365	$196	$—

The recorded investment in loans does not include accrued interest.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2012 by class of loans:

	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
September 30, 2012
Commercial:
Commercial and other	$70	$—	$—	$70	$20,224	$20,294
Real estate	555	885	2,327	3,767	76,062	79,829
Five or more family	—	—	—	—	14,020	14,020
Construction	—	—	—	—	1,163	1,163
Land	—	—	2,519	2,519	6,142	8,661
Mortgage	—	242	941	1,183	36,742	37,925
Mortgage warehouse	—	—	—	—	133,226	133,226
Residential construction:
Construction	—	—	—	—	2,571	2,571
Land	—	—	—	—	370	370
Indirect	18	—	5	23	1,377	1,400
Home equity	95	44	25	164	12,246	12,410
Consumer and other	—	—	—	—	4,280	4,280

Total	$738	$1,171	$5,817	$7,726	$308,423	$316,149

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

	30-59	60-89	Greater than
	Days	Days	90 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
December 31, 2011
Commercial:
Commercial and other	$—	$—	$29	$29	$18,077	$18,106
Real estate	1,057	128	1,589	2,774	77,702	80,476
Five or more family	43	—	—	43	17,670	17,713
Construction	—	—	—	—	1,172	1,172
Land	216	—	2,248	2,464	6,759	9,223
Mortgage	1,293	55	1,115	2,463	43,107	45,570
Mortgage warehouse	—	—	—	—	103,864	103,864
Residential construction:
Construction	—	—	—	—	2,629	2,629
Land	—	—	—	—	416	416
Indirect auto	27	—	8	35	2,214	2,249
Home equity	—	—	14	14	13,002	13,016
Consumer and other	—	14	—	14	4,683	4,697

Total	$2,636	$197	$5,003	$7,836	$291,295	$299,131

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

Troubled Debt Restructurings:

A loan modification is considered a troubled debt restructuring when a borrower is experiencing financial difficulty and the Company grants a concession it would not otherwise consider but for the borrower’s financial difficulties. At September 30, 2012 and December 31, 2011, the outstanding balance of loans that were modified as troubled debt restructurings totaled $257 and $254, respectively. All of these loans were considered nonperforming troubled debt restructurings. The Company has allocated $40 and $13 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2012 and December 31, 2011, respectively. Troubled debt restructurings previously disclosed resulted in charge offs of $25 during the three and nine months ended September 30, 2012. The Company has not committed to lend additional amounts as of September 30, 2012 to customers with outstanding loans that are classified as troubled debt restructurings.

During the three and nine months ended September 30, 2012, the terms of one loan were modified as a troubled debt restructuring. During the three months ended September 30 2011, the Bank did not modify any loans which were considered to be troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three and nine months ending September 30, 2012:

		Pre-Modification	Post-Modification
		Outstanding	Outstanding
		Recorded	Recorded
	Number of Loans	Investment	Investment
Troubled Debt Restructurings:
Consumer and other	1	$130	$40

Total	1	$130	$40

The recorded investment in loans does not include accrued interest.

For the three and nine months ended September 30, 2012 and the three months ended September 30, 2011, no troubled debt restructurings defaulted within twelve months following the modification.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed by the Company’s management loan committee.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

Credit Quality Indicators

The Company categorized loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. The analysis includes loans with risk ratings of Special Mention, Substandard and Doubtful. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The Bank monitors credit quality on loans not rated through the loan’s individual payment performance. As of September 30, 2012, the most recent analysis performed, the risk category of loans by class of loans was as follows:

	Not		Special
	Rated	Pass	Mention	Substandard	Doubtful
September 30, 2012
Commercial:
Commercial and other	$87	$19,858	$349	$—	$—
Real estate	28	65,001	6,480	8,320	—
Five or more family	200	10,103	3,717	—	—
Construction	—	1,163	—	—	—
Land	—	4,834	798	3,029	—
Mortgage	30,596	4,573	453	2,303	—
Mortgage warehouse	133,226	—	—	—	—
Residential construction:
Construction	2,571	—	—	—	—
Land	370	—	—	—	—
Indirect auto	1,400	—	—	—	—
Home equity	12,139	122	87	62	—
Consumer and other	3,430	850	—	—	—

Total	$184,047	$106,504	$11,884	$13,714	$—

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

As of December 31, 2011 the risk category of loans by class of loans was as follows:

	Not		Special
	Rated	Pass	Mention	Substandard	Doubtful
December 31, 2011
Commercial:
Commercial and other	$67	$17,500	$510	$29	$—
Real estate	16	65,136	11,658	3,605	61
Five or more family	208	13,520	3,985	—	—
Construction	—	1,079	93	—	—
Land	—	5,447	694	3,082	—
Mortgage	37,769	4,946	722	2,133	—
Mortgage warehouse	103,864	—	—	—	—
Residential construction:
Construction	2,629	—	—	—	—
Land	416	—	—	—	—
Indirect auto	2,249	—	—	—	—
Home equity	12,623	121	92	180	—
Consumer and other	3,776	921	—	—	—

Total	$163,617	$108,670	$17,754	$9,029	$61

The recorded investment in loans does not include accrued interest.

Purchased Loans

The Company purchased loans during 2007, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of those loans was as follows:

	September 30,	December 31,
	2012	2011
Commercial:
Commercial and other	$31	$36
Real estate	727	923
Mortgage	145	154

Outstanding balance	$903	$1,113

Carrying amount, net of allowance of $ 0	$869	$977

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Beginning balance	$155	$221	$193	$250
Reclassification from non-accretable yield	1	8	4	24
Accretion of income	(15)	(8)	(53)	(53)
Disposals	—	—	(3)

Ending balance	$141	$221	$141	$221

For the purchased loans disclosed above, the Company did not increase the allowance for loan losses during 2012 or 2011. No allowance for loan losses were reversed for the purchased loans disclosed above during 2012 or 2011.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial asset:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).

Loans Held for Sale and Loan Commitment Derivatives: The fair value of loans held for sale and residential mortgage loan commitments are determined by obtaining quoted prices for similar loans and commitments with similar interest rates and maturities from major secondary markets (Level 2).

Derivatives-Interest Rate Swaps: The fair value of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals performed by qualified independent third-party appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including cost, comparable sales and the income approach. The cost approach is based on the cost to replace the existing property. The comparable sales approach evaluates the sales prices of comparable properties within the same market area. The income approach considers net operating income generated by the property and the rate of return required by an investor. Adjustments are routinely made in the appraisal process by the independent third-party appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals performed by qualified independent third-party appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including cost, comparable sales and the income approach. The cost approach is based on the cost to replace the existing property. The comparable sales approach evaluates the sales prices of comparable properties within the same market area. The income approach considers net operating income generated by the property and the rate of return required by an investor. Adjustments are routinely made in the appraisal process by the independent third-party appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE - continued

The President/Chief Financial Officer (“President/CFO”) and Executive Vice President – Credit (“EVP – Credit”) are responsible for determining the valuation processes and procedures for the fair value measurement of impaired loans and other real estate owned properties. The President/CFO and EVP – Credit review impaired loans and other real estate owned properties on a quarterly basis to determine the accuracy of third party appraisals, auction values, values derived from trade publications and any additional data received from the borrower, and the appropriateness of unobservable inputs, generally discounts due to collection issues and current market conditions which are utilized in determining the fair value. The EVP – Credit determines discounts based on the valuation source and asset type for impaired loans. These discounts are reviewed periodically, annually at a minimum, for appropriateness. Current trends in market values and gains and losses on sales of similar assets are also considered when determining discounts of asset categories.

The table below presents the valuation methodology and unobservable inputs for impaired loans and other real estate owned at September 30, 2012.

	Valuation	Unobservable	Range of	Average of
	Methodology	Inputs	Inputs	Inputs
Impaired loans
Commercial:
Real estate	Appraisals	Discounts for collection issues and changes in market conditions	20-35%	31.7%
Land	Appraisals	Discounts for collection issues and changes in market conditions	20-35%	25%
Mortgage	Appraisals	Discounts for collection issues and changes in market conditions	10-40%	24.3%
Other real estate owned, net
Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	40%-58%	48.8%
Land	Appraisals	Discounts for changes in market conditions	6%-36%	21.1%
Mortgage	Appraisals	Discounts for changes in market conditions	8%-29%	18.5%

Mortgage Servicing Rights: On a quarterly basis, loan servicing rights are evaluated for impairment based on the fair value of the rights as compared to the carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value. Fair value is determined at a tranche level, based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2). Fair value at September 30, 2012 was determined using a discount rate of 9.0%, prepayment speeds ranging from 13.4% to 29.9%, depending on the stratification of the specific right, and a weighted average default rate of approximately 0.5%. Fair value at December 31, 2011 was determined using a discount rate of 9.0%, prepayment speeds ranging from 14.3% to 23.8%, depending on the stratification of the specific right, and a weighted average default rate of approximately 0.5%.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE – continued

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at
		September 30, 2012
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available for sale
U.S. federal agency obligations	$8,477	$—	$8,477	$—
State and municipal	45,417	—	45,417	—
Mortgage-backed securities-residential	14,480	—	14,480	—
Government agency sponsored collateralized mortgage obligations	49,280	—	49,280	—
Corporate debt securities	4,028	—	4,028	—

Total investment securities Available-for-sale	$121,682	$—	$121,682	$—

Loans held for sale	$1,917	$—	$1,917	$—

Derivatives – residential mortgage loan commitments	$169	$—	$169	$—

Financial Liabilities
Derivatives – interest rate swaps	$(2,194)	$—	$(2,194)	$—

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE – continued

		Fair Value Measurements at
		December 31, 2011
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial Assets
Investment securities available for sale
U.S. federal agency obligations	$12,601	$—	$12,601	$—
State and municipal	43,106	—	43,106	—
Mortgage-backed securities – residential	31,789	—	31,789	—
Government agency sponsored collateralized mortgage obligations	44,478	—	44,478	—

Total investment securities available-for-sale	$131,974	$—	$131,974	$—

Loans held for sale	$3,049	$—	$3,049	$—

Derivatives – residential mortgage loan commitments	$57	$—	$57	$—

Financial Liabilities
Derivatives – interest rate swaps	$(2,283)	$—	$(2,283)	$—

There were no transfers between Level 1 and Level 2 during the periods indicated above.

Loans held for sale were carried at the fair value of $1,917 which was made up of the outstanding balance of $1,865 and an unrealized gain of $52 at September 30, 2012, resulting in a change in unrealized gains of $25 and $9 for the three and nine months ended September 30, 2012. At September 30, 2011, loans held for sale were carried at the fair value of $4,044, which was made up of the outstanding balance of $3,983 and an unrealized gain of $61, resulting in a change in unrealized gains of $49 and $15 for the three and nine months ended September 30, 2011.

The difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale was:

	September 30, 2012
	Aggregate		Contractual
	Fair Value	Difference	Principal
Loans held for sale	$1,917	$52	$1,865

	December 31, 2011
	Aggregate		Contractual
	Fair Value	Difference	Principal
Loans held for sale	$3,049	$43	$3,006

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE – continued

For items for which the fair value option has been elected, interest income is recorded within the consolidated statements of income and comprehensive income based on the contractual amount of interest income earned on financial assets (none were delinquent or in nonaccrual status).

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three and nine months ended September 30, 2012 and 2011:

	Changes in Fair Values for the three months ended September 30, 2012 and 2011,
	for the Items Measured at Fair Value Pursuant to Election of the Fair Value Option
				Total Changes
				in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
	Losses	Income	Expense	Earnings
Three Months Ended September 30, 2012
Assets:
Loans held for sale	$25	$7	$—	$32

Three Months Ended September 30, 2011
Assets:
Loans held for sale	$49	$4	$—	$53

	Changes in Fair Values for the nine months ended September 30, 2012 and 2011,
	for the Items Measured at Fair Value Pursuant to Election of the Fair Value Option
				Total Changes
				in Fair Values
	Other			Included in
	Gains and	Interest	Interest	Current Period
	Losses	Income	Expense	Earnings
Nine Months Ended September 30, 2012
Assets:
Loans held for sale	$9	$30	$—	$39

Nine Months Ended September 30, 2011
Assets:
Loans held for sale	$15	$16	$—	$31

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE – continued

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		September 30, 2012
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
Commercial:
Real estate	$1,367	$—	$—	$1,367
Land	874	—	—	874
Mortgage	830	—	—	830
Other real estate owned, net
Commercial:
Real estate	277	—	—	277
Land	385	—	—	385
Mortgage	133	—	—	133
Mortgage servicing rights	218	—	218	—

		Fair Value Measurements at
		December 31, 2011
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Impaired loans
Commercial:
Commercial and other	$22	$—	$—	$22
Real Estate	473	—	—	473
Land	475	—	—	475
Mortgage	557	—	—	557
Home equity	3	—	—	3
Other real estate owned, net
Commercial:
Real Estate	365	—	—	365
Mortgage	93	—	—	93
Mortgage servicing rights	271	—	271	—

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE – continued

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4,443, with a valuation allowance of $1,372 at September 30, 2012, resulting in an additional provision for loan losses of $201 and $1,281 for the three and nine months ended September 30, 2012. At September 30, 2011, impaired loans had a carrying amount of $2,490, with a valuation allowance of $344, resulting in an additional provision for loan losses of $63 and $277 for the three and nine months ended September 30, 2011.

Other real estate owned, which is measured at the lower of cost or fair value less costs to sell, had a net carrying amount of $795, which was made up of the outstanding balance of $1,069 net a valuation allowance of $275 at September 30, 2012, resulting in a write-down of $74 and $275 for the three and nine months ended September 30, 2012. At September 30, 2011, other real estate owned had a net carrying amount of $717, which was made up of the outstanding balance of $868 net a valuation allowance of $151, resulting in a write-down of $131 and $182 for the three and nine months ended September 30, 2011.

Mortgage servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $218, which was made up of the outstanding balance of $377, net of a valuation allowance of $159, resulting in a charge of $31 and $40 for the three and nine months ended September 30, 2012. At September 30, 2011, mortgage servicing rights were carried at their fair value of $276, which was made up of the outstanding balance of $416, net of a valuation allowance of $140, resulting in a charge of $32 and $47 for the three and nine months ended September 30, 2011.

The carrying amounts and estimated fair values of financial instruments, at September 30, 2012 are as follows:

		Fair Value Measurements at
		September 30, 2012
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Financial assets
Cash and due from financial institutions	$7,429	$7,429	$—	$—
Interest-earning time deposits at other financial institutions	3,430	—	3,484	—
Securities available for sale	121,682	—	121,682	—
Federal Home Loan Bank stock	3,817	N/A	N/A	N/A
Loans held for sale	1,917	—	1,917	—
Loans, net	311,844	—	—	317,499
Accrued interest receivable	1,423	2	763	658

Financial liabilities
Deposits	(363,394)	—	(363,921)	—
Federal Home Loan Bank advances	(51,711)	—	(53,958)	—
Subordinated debentures	(5,155)	—	—	(5,189)
Accrued interest payable	(216)	—	(210)	(6)
Derivatives – interest rate swaps	(2,194)	—	(2,194)	—

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE – continued

The carrying amounts and estimated fair values of financial instruments, at December 31, 2011 are as follows:

	Carrying	Fair
	Amount	Value
Financial assets
Cash and due from financial institutions	$8,146	$8,146
Securities available-for-sale	131,974	131,974
Federal Home Loan Bank stock	3,817	N/A
Loans held for sale	3,049	3,049
Loans, net	295,359	301,293
Accrued interest receivable	1,518	1,518
Financial liabilities
Deposits	$(333,560)	$(331,486)
Federal Home Loan Bank advances	(72,021)	(74,307)
Subordinated debentures	(5,155)	(4,582)
FDIC guaranteed unsecured borrowings	(4,981)	(4,989)
Accrued interest payable	(396)	(396)
Derivatives – interest rate swaps	(2,283)	(2,283)

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

Cash and due from financial institutions: The carrying amounts of cash and due from financial institutions approximate fair values and are classified as Level 1.

Interest-earning time deposits at other financial institutions: The fair values of the Company’s interest-earning time deposits at other financial institutions are estimated using discounted cash flow analyses based on current rates for similar types of interest-earning time deposits and are classified as Level 2.

Federal Home Loan Bank stock: It is not practical to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability.

Loans: The fair values of loans is based on discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in Level 2 classification.

Deposits: The fair values disclosed for demand deposits are estimated using a cash flow calculation reduced by decay rate assumptions. These cash flows are discounted to the current market rate and a functional cost to recognize the inherent costs of servicing these accounts. This results in a Level 2 classification. Fair values of fixed rate certificates of deposit are estimated using a cash flow calculation reduced by known maturities, estimated principal payments and estimated early withdrawal amounts. These cash flows are discounted to the current market rate. This results in a Level 2 calculation.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE – continued

Federal Home Loan Bank Advances: The fair values of the Company’s Federal Home Loan Bank advances are estimated using discounted cash flow analyses based on current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification.

Subordinated Debentures: The fair value of the Company’s subordinated debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

Short-term Borrowings: The carrying amounts of short-term borrowings approximate fair values and are classified Level 2.

Accrued Interest Receivable/Payable: The carrying amounts of accrued interest approximate fair value resulting in a Level 1, Level 2 or Level 3 classification based on the underlying asset or liability.

NOTE 7 – DERIVATIVES

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swap does not represent an amount exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreement.

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with notional amounts of $30.25 million as of September 30, 2012 and December 31, 2011, were designated as cash flow hedges of subordinated debentures, certain CDARS deposits and FHLB advances, and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or the Company discontinues hedge accounting. The Company expects the hedges to remain fully effective during the remaining terms of the swaps. The Company does not expect any amounts to be reclassed from other comprehensive income (loss) over the next 12 months.

Information related to the interest-rate swaps designated as cash flow hedges as of September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Subordinated debentures
Notional amount	$5,000	$5,000
Fixed interest rate payable	5.54%	5.54%
Variable interest rate receivable (Three month LIBOR plus 3.10%)	3.47%	3.67%
Unrealized losses	(158)	(192)
Maturity date	March 26, 2014

CDARS deposits
Notional amount	$10,250	$10,250
Fixed interest rate payable	3.19%	3.19%
Variable interest rate receivable (One month LIBOR plus 0.55%)	0.78%	0.84%
Unrealized losses	(490)	(569)
Maturity date	October 9, 2014

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 7 – DERIVATIVES – continued

	September 30, 2012	December 31, 2011
FHLB advance
Notional amount	$5,000	$5,000
Fixed interest rate payable	3.54%	3.54%
Variable interest rate receivable (Three month LIBOR plus 0.22%)	0.60%	0.78%
Unrealized losses	(434)	(443)
Maturity date	September 20, 2015

FHLB advance
Notional amount	$10,000	$10,000
Fixed interest rate payable	3.69%	3.69%
Variable interest rate receivable (Three month LIBOR plus 0.25%)	0.71%	0.66%
Unrealized losses	(1,112)	(1,057)
Maturity date	July 19, 2016

Interest expense recorded on these swap transactions totaled $(199) and $(254) during the three months ended September 30, 2012 and 2011, respectively, and $(589) and $(750) for the nine months ended September 30, 2012 and 2011, respectively, and is reported as a component of interest expense on subordinated debentures, deposits and FHLB advances.

The following table presents the net losses recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three months ended September 30, 2012 and 2011:

	Net amount of		Net amount of gain
	gain (loss) recognized	Net amount of gain	(loss) recognized in other
	in OCI	(loss) reclassified from OCI	non interest income
	(Effective Portion)	to interest income	(Ineffective Portion)
	2012	2012	2012
Interest rate contracts	$8	$—	$—

	Net amount of		Net amount of gain
	gain (loss) recognized	Net amount of gain	(loss) recognized in other
	in OCI	(loss) reclassified from OCI	non interest income
	(Effective Portion)	to interest income	(Ineffective Portion)
	2011	2011	2011
Interest rate contracts	$(429)	$—	$—

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 7 – DERIVATIVES – continued

The following table presents the net losses recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Income relating to the cash flow derivative instruments for the nine months ended September 30, 2012 and 2011:

	Net amount of		Net amount of gain
	gain (loss) recognized	Net amount of gain	(loss) recognized in other
	in OCI	(loss) reclassified from OCI	non interest income
	(Effective Portion)	to interest income	(Ineffective Portion)
	2012	2012	2012
Interest rate contracts	$44	$—	$—

	Net amount of		Net amount of gain
	gain (loss) recognized	Net amount of gain	(loss) recognized in other
	in OCI	(loss) reclassified from OCI	non interest income
	(Effective Portion)	to interest income	(Ineffective Portion)
	2011	2011	2011
Interest rate contracts	$(595)	$—	$—

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Included in other liabilities:
Interest rate swaps related to Subordinated debentures	$(5,000)	$(158)	$(5,000)	$(192)
CDARS deposits	(10,250)	(490)	(10,250)	(569)
FHLB advances	(15,000)	(1,546)	(15,000)	(1,500)

Total included in other liabilities		$(2,194)		$(2,261)

Interest Rate Swaps Designated as Fair Value Hedges: An interest rate swap with a notional amount of $5.0 million as of December 31, 2011 was designated as a fair value hedge of certain brokered deposits. On September 15, 2012, this fair value hedge of certain brokered deposits was called by the counterparty. Information related to the interest rate swap designated as a fair value hedge is as follows:

	September 30, 2012	December 31, 2011
Brokered deposits
Notional amount	$—	$5,000
Variable interest rate payable (One month LIBOR less 0.25%)	0%	0.03%
Fixed interest rate receivable	0%	1.25%
Maturity date	September 15, 2020

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 7 – DERIVATIVES – continued

Interest income recorded on this swap transaction totaled $13 and $34 for the three months ended September 30, 2012 and 2011, respectively, and $44 and $102 for the nine months ended September 30, 2012 and 2011, respectively, and is reported as a component of interest expense on deposits. Gains (losses) on the fair market value hedge are recorded in other noninterest income and totaled $1 and $(8) for the three months ended September 30, 2012 and 2011, respectively, and $3 and $(19) for the nine months ended September 30, 2012 and 2011, respectively.

The following table reflects the fair value hedge included in the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Notional	Fair	Notional	Fair
	Amount	Value	Amount	Value
Included in other liabilities:
Interest rate swaps related to Brokered deposits	$—	$—	$(5,000)	$(22)

Total included in other liabilities		$—		$(22)

The counterparty to the Company’s derivatives is exposed to credit risk whenever the derivative is in a liability position. As a result, the Company has collateralized the liability with cash and security collateral held in safekeeping by Bank of New York. At September 30, 2012 and December 31, 2011, the Company had $220 in cash and securities with a fair value of $2,904 and $3,761, respectively, posted as collateral for these derivatives.

NOTE 8 – STOCK-BASED COMPENSATION

During the month of September 2011, the Company implemented the 2011 Equity Incentive Plan (the “Plan”) which was approved by shareholders on May 10, 2011. The Plan provides for issuance of stock options or restricted share awards to employees and directors. Total shares authorized for issuance under the Plan is 316,561 which is further discussed below. Total compensation cost that has been charged against income for those plans totaled $61 and $10 for the three months ended September 30, 2012 and 2011, respectively, and $183 and $10 for the nine months ended September 30, 2012 and 2011, respectively.

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees or directors, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards.

Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 8 – STOCK-BASED COMPENSATION - continued

Stock Options

The Plan permits the grant of stock options to its employees or directors for up to 226,115 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods of 5 years and have 10-year contractual terms. Options granted generally vest 20% annually.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of companies within LaPorte Bancorp, Inc.’s peer group. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of options granted was determined using the following weighted-average assumptions as of the grant date.

2011
Risk-free interest rate	1.42%
Expected term	7 1/2 Years
Expected stock price volatility	27.34%
Dividend yield	1.60%

A summary of the activity in the stock option plan for the three months ended September 30, 2012 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at July 1, 2012	213,678	$8.50	9.2 years	—
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at September 30, 2012	213,678	$8.50	9.0 years	—

Fully vested and expected to vest	213,678	$8.50	9.0 years	—

Exercisable at end of period	42,736	n/a	n/a	n/a

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 8 – STOCK-BASED COMPENSATION - continued

A summary of the activity in the stock option plan for the nine months ended September 30, 2012 was as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value
Outstanding at January 1, 2012	213,678	$8.50	9.7 years	—
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at September 30, 2012	213,678	$8.50	9.0 years	—

Fully vested and expected to vest	213,678	$8.50	9.0 years	—

Exercisable at end of period	42,736	n/a	n/a	n/a

Information related to the stock option plan for 2011 follows:

2011
Weighted average fair value of options granted	$2.16

There were no options exercised during the three or nine months ended September 30, 2012. As of September 30, 2012, there was $366 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4 years.

Restricted Share Awards

The Plan provides for the issuance of up to 90,446 of restricted shares to directors and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined by obtaining the listed price of the Company’s stock on the grant date. Shares vest 20% annually over five years. Total shares issuable under the plan are 1,808 at September 30, 2012, and 88,638 shares were issued in 2011.

A summary of changes in the Company’s nonvested shares for the three months ended September 30, 2012 was as follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at July 1, 2012	88,638	$8.50
Granted	—	—
Vested	(17,728)	8.50
Forfeited	—	—

Nonvested at September 30, 2012	70,910	$8.50

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 8 – STOCK-BASED COMPENSATION - continued

A summary of changes in the Company’s nonvested shares for the nine months ended September 30, 2012 follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2012	88,638	$8.50
Granted	—	—
Vested	(17,728)	8.50
Forfeited	—	—

Nonvested at September 30, 2012	70,910	$8.50

As of September 30, 2012, there was $596 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 4 years. For the three and nine months ended September 30, 2012, 17,728 shares vested. There were no shares vested for the year ended December 31, 2011.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This document (including information incorporated by reference) contains future oral and written statements of the Company and its management and may contain, forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of the Company and certain subsidiaries are detailed in ”Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011. In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

•	changes in prevailing real estate values and loan demand both nationally and within our current and future market area;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	the amount of assessments and premiums we are required to pay for FDIC deposit insurance;

•	legislative or regulatory changes that affect our business including the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and its impact on our compliance costs;

•	our ability to successfully manage our commercial lending;

•	the financial health of certain entities, including government sponsored enterprises, the securities of which are owned or acquired by the Company;

•	adverse changes in the securities market;

•	the costs, effects and outcomes of existing or future litigation;

•	the economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks;

•	the success of our mortgage warehouse lending program including the impact of the Dodd-Frank Act on the mortgage companies; and

•	the ability of the Company to manage the risks associated with the foregoing factors as well as anticipated risk factors.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Comparison of Financial Condition at September 30, 2012 and December 31, 2011

General. Total assets increased $8.0 million, or 1.7%, to $485.1 million at September 30, 2012 from $477.1 million at December 31, 2011. Net loans increased $16.5 million from December 31, 2011 to September 30, 2012 primarily due to an increase in mortgage warehouse and commercial loans. This increase was offset by a decrease in securities available for sale of $10.3 million from December 31, 2011 to September 30, 2012 primarily due to a decrease in mortgage-backed securities. Total deposits increased $29.8 million over the same time period, due to $24.2 million in escrow deposits made by subscribers in relation to our company’s conversion from the mutual holding company corporate structure to the stock holding company corporate structure and related stock offering which was completed on October 4, 2012. In addition, core deposits increased $6.4 million, or 5.8%, primarily in savings and noninterest bearing checking accounts. As a result of the increase in deposits, total borrowings decreased $25.3 million during the first nine months of 2012.

Investment Securities. Total securities available for sale decreased $10.3 million, or 7.8%, to $121.7 million at September 30, 2012 from $132.0 million at December 31, 2011 primarily due to the sale of several fast paying mortgage-backed securities during the first nine months of 2012. The proceeds from these sales were utilized to fund the increase in net loans and the paydown of borrowings.

As of September 30, 2012, management reviewed the securities portfolio for possible other-than-temporary impairment and determined there were no impairment charges to be recorded for the first nine months of 2012. At September 30, 2012, the total available-for-sale securities portfolio reflected a net unrealized gain of $6.2 million compared to a net unrealized gain of $5.3 million at December 31, 2011.

Loans Held for Sale. Loans held for sale decreased $1.1 million, or 37.1%, to $1.9 million at September 30, 2012 from $3.0 million at December 31, 2011 primarily due to the timing of when residential mortgage loans are originated and subsequently sold into the secondary market.

Net Loans. Net loans increased $16.5 million, or 5.6%, to $311.8 million at September 30, 2012 from $295.4 million at December 31, 2011. During the first nine months of 2012, we experienced an increase in mortgage warehouse and commercial loans, partially offset by decreases in one- to four-family and five or more family residential loans.

Mortgage warehouse loans increased $29.4 million, or 28.3%, to $133.2 million at September 30, 2012 compared to $103.9 million at December 31, 2011, primarily due to the continued demand and increase in mortgage loan refinance activity. The Home Affordable Refinance Program, along with historically low long term mortgage interest rates have contributed to continued and increased demand in refinance activity. Management expects activity in the mortgage warehouse loan division to remain strong in the near future.

Commercial business loans increased $2.2 million, or 12.3%, to $20.2 million at September 30, 2012 from $18.0 million at December 31, 2011. This increase was primarily due to the origination of a $4.2 million commercial loan to a customer in the health care and social assistance industry.

There was no material change in commercial real estate, construction, land, home equity or automobile and other consumer loans at September 30, 2012 when compared to December 31, 2011.

One- to four-family residential loans decreased $7.6 million, or 16.8%, to $37.9 million at September 30, 2012 compared to $45.6 million at December 31, 2011. The decrease in this portfolio was primarily attributable to continued refinance activity and normal amortization of the seasoned loan portfolio during the first nine months of 2012. We have continued to sell the majority of our fixed rate one- to four-family residential real estate loans originated. Management expects to continue selling the majority of the long term fixed rate one- to four-family residential loans originated during the remainder of 2012 to reduce interest rate risk exposure of fixed rate long term mortgages remaining on the balance sheet.

Five or more family residential loans decreased $3.7 million, or 20.8%, to $14.0 million at September 30, 2012 compared to $17.7 million at December 31, 2011. During the first quarter of 2012, a $4.7 million loan secured by a residential apartment complex was paid off.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Nonperforming Assets: The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	September 30,	December 31,
	2012	2011
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
One-to four-family	$1,221	$1,325
Five or more family	—	—
Commercial (1)	3,450	1,935
Construction	—	—
Land	3,028	2,800

Total real estate	$7,699	$6,060
Consumer and other loans:
Home equity	25	14
Commercial	—	28
Automobile and other	5	8

Total consumer and other loans	30	50
Total troubled debt restructured (2)	257	254

Total nonaccrual loans	$7,986	$6,364

Loans greater than 90 days delinquent and still accruing:
Real estate:
One- to four- family	$—	$—
Five or more family	—	—
Commercial	196	—
Construction	—	—
Land	—	—

Total real estate	$196	$—

Consumer and other loans:
Home equity	—	—
Commercial	—	—
Automobile and other	—	—

Total consumer and other loans	$—	$—

Total nonperforming loans	$8,182	$6,364

Foreclosed assets:
One- to four- family	$182	$140
Five or more family	—	—
Commerical	277	365
Construction	—	—
Land	385	507
Consumer	—	—

Total foreclosed assets	$844	$1,012

Total nonperforming assets	$9,026	$7,376

Ratios:
Nonperforming loans to total loans	2.59%	2.13%
Nonperforming assets to total assets	1.86%	1.55%

(1)	$0 and $159 of the nonaccrual commercial real estate loans at September 30, 2012 and December 31, 2011, were loans acquired with credit deterioration in the acquisition of City Savings Bank.
(2)	At September 30, 2012, $126 of one- to four-family loans, $61 of commercial real estate loans, $31 of commercial loans and $39 of automobile and other loans were classified as troubled debt restructured loans.

At December 31, 2011, $129 of one- to four-family loans, $92 of commercial real estate and $33 of commercial loans were classified as troubled debt restructured loans.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The allowance for loan losses increased $533,000, or 14.1%, to $4.3 million at September 30, 2012 compared to $3.8 million at December 31, 2011, primarily due to a provision amount of $884,000 recorded during the first nine months of 2012. This provision amount was offset by net charge-offs of $351,000 recorded in the first nine months of 2012. The portion of the allowance for loan losses for loans collectively evaluated for impairment decreased $588,000 from December 31, 2011 to September 30, 2012 primarily due to a decrease in our historical loss percentage of 20 basis points. The allowance for loan losses to total loans ratio was 1.36% at September 30, 2012 compared to 1.26% at December 31, 2011. The increase in this ratio was primarily due to an increase in our specific reserve amount and the amount of net charge-offs recorded during the period. The allowance for loan losses to nonperforming loans ratio was 52.6% at September 30, 2012 compared to 59.3% at December 31, 2011.

Nonperforming loans increased $1.8 million to $8.2 million at September 30, 2012 compared to $6.4 million at December 31, 2011. The total nonperforming loans to total loans ratio was 2.59% at September 30, 2012 compared to 2.13% at December 31, 2011. As of September 30, 2012, nonaccrual loans to rental, real estate and land developers totaled $4.9 million, to accommodation and food services totaled $1.1 million, to construction businesses $475,000, to entertainment and recreation businesses totaled $400,000, and all other commercial industry types totaled $92,000. Nonaccrual one- to four-family residential loans totaled $1.1 million at September 30, 2012. All other consumer loans in nonaccrual totaled $69,000 at September 30, 2012.

Total nonperforming assets to total assets ratio was 1.86% at September 30, 2012 compared to 1.55% at December 31, 2011 primarily due to an increase in nonperforming loans of $1.8 million partially offset by a decrease in other real estate owned of $168,000. The increase in nonperforming loans was primarily due to the addition of three separate loan relationships totaling $2.0 million which moved to nonaccrual status during the first nine months of 2012. The first relationship consists of two individual loans totaling $911,000 with one of the loans being secured by an office building and the other loan being secured by a strip mall, both of which are located in Porter County, Indiana both of which are in the process of foreclosure. The second relationship totaling $619,000 is secured by a restaurant located in Lake County, Indiana. During the third quarter of 2012, $119,000 in net charge-offs were recorded and management expects the remainder of this relationship to be restructured during the fourth quarter of 2012 and classified as a troubled debt restructuring. The final relationship totaling $433,000 is secured by a hotel located in LaPorte County, Indiana. The Company holds the first lien on this property with the United States Small Business Administration holding a second lien on the property. Loans greater than 90 days past due and still accruing totaled $196,000 at September 30, 2012 due to one loan which is in the process of being renewed. The customer has continued to make payments and management anticipates this loan will be refinanced early in the fourth quarter of 2012. Five properties were sold during the first nine months of 2012 with a recorded fair value of $343,000 and seven new properties were transferred into other real estate owned during the same time period with a fair value of $463,000. For the nine months ended September 30, 2012, write-downs totaling $288,000 were recorded on other real estate owned properties. The current balance in other real estate owned included the fair value of a property we acquired in our acquisition of City Savings Bank in 2007, which was held for future branch development. The fair value of this property was $305,000 at September 30, 2012. We anticipate listing this property for sale but do not anticipate that to occur in the near future.

Goodwill and Other Intangible Assets. Our goodwill totaled $8.4 million at September 30, 2012 and at December 31, 2011. Accounting standards require goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. The most recent annual impairment review of the $8.4 million of goodwill previously recorded was performed in February 2012 as of September 30, 2011. Based on this evaluation completed in February 2012, management determined that the fair value of the reporting unit, which is defined as LaPorte Bancorp, Inc. as a whole, exceeded the book value of the goodwill, based on the opinion of an independent expert in valuations, such that the sales price per common share would exceed our book value per common share. Accordingly, no goodwill impairment was recognized in 2011.

Our stock price has increased from the previous analysis and earnings have continued to increase, therefore, management determined that an updated analysis from an independent third party as of the end of the third quarter of 2012 was not necessary. As our market price per share is currently trading near its tangible book value per common share, it is reasonably possible that management may conclude that goodwill, totaling $8.4 million at September 30, 2012, is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Deposits. Total deposits increased $29.8 million, or 8.9%, to $363.4 million at September 30, 2012 compared to $333.6 million at December 31, 2011, primarily due to escrow deposits made by subscribers in relation to our conversion from the mutual holding company corporate structure to the stock holding company corporate structure and related stock offering which was completed on October 4, 2012. Savings and money market accounts increased $30.7 million to $141.1 million at September 30, 2012 compared to $110.4 million at December 31, 2011 primarily due to the escrow deposits mentioned above which totaled $24.2 million at September 30, 2012. We also experienced an increase of $5.0 million in regular savings from December 31, 2011 to September 30, 2012. Noninterest bearing demand deposits increased $6.5 million, or 16.8%, over the same time period due to the increase in commercial lending relationships and associated deposit accounts. Certificates of deposit decreased $8.1 million, or 6.0%, to $126.2 million at September 30, 2012 compared to $134.3 million at December 31, 2011. Non-brokered certificates of deposit and IRA time deposits decreased $12.6 million, primarily due to the continued competitive and low interest rate environment. Although management believes the interest rates offered on certificates of deposit have remained competitive, we have positioned them at or below the average rates offered in the market due to the pricing on alternative sources of funding. Partially offsetting this decrease in non-brokered certificates of deposit and IRA time deposits was an increase of $4.5 million in brokered deposits from December 31, 2011 to September 30, 2012. During the first quarter of 2012, we purchased $10.0 million in CDARS deposits to replace the repayment of a portion of higher costing Federal Home Loan Bank of Indianapolis advances and the Federal Deposit Insurance Corporation guaranteed unsecured borrowing which matured during the first quarter of 2012. Partially offsetting the increase in CDARS deposits was a decrease in other brokered deposits of $5.2 million.

Borrowed Funds. Federal Home Loan Bank of Indianapolis borrowings decreased $20.3 million, or 28.2%, to $51.7 million at September 30, 2012 compared to $72.0 million at December 31, 2011, as a result of the increase in deposits. During the first nine months of 2012, $21.0 million in long-term Federal Home Loan Bank of Indianapolis advances matured a portion of which were replaced by the purchase of $10.0 million in CDARS deposits, as well as the increase in savings accounts of $30.7 million primarily due to escrow deposits of subscribers and core deposit growth. The cost of the CDARS deposits was lower than alternative long-term borrowings during the first three quarters of 2012. During the first quarter of 2012, the $5.0 million FDIC guaranteed unsecured borrowing which The LaPorte Savings Bank entered into in 2009 matured and was paid off. We have an unsecured line of credit at First Tennessee Bank which we can utilize for temporary liquidity needs. This line was not utilized at September 30, 2012 or December 31, 2011. Finally, during 2012, The LaPorte Savings Bank was granted a $9.0 million line of credit with Zions Bank which is also used for temporary liquidity needs. This line was not utilized at September 30, 2012.

Total Shareholders’ Equity. Total shareholders’ equity increased $3.6 million, or 6.5%, to $59.3 million at September 30, 2012 compared to $55.7 million at December 31, 2011, due to an increase of $2.8 million in retained earnings, an increase of $581,000 in other comprehensive income and an increase in paid in capital of $177,000. The increase in retained earnings was the result of our 2012 year-to-date net income of $3.3 million less dividends paid during 2012 totaling $558,000. The increase in other comprehensive income was primarily due to an increase in the fair market value of securities of $813,000 ($537,000 net of tax effect) along with an increase in the fair market value of interest rate swap derivatives of $67,000 ($44,000 net of tax effect). Paid in capital increased $177,000 due to the expenses recorded in relation to the vesting of granted stock awards and stock options.

Comparison of Operating Results For Three Month Periods Ended September 30, 2012 and September 30, 2011

Net Income. Net income increased $225,000, or 19.6%, to $1.4 million for the three months ended September 30, 2012 compared to $1.1 million for the three months ended September 30, 2011. Return on average assets for the third quarter of 2012 was 1.15% compared to 1.00% for the prior year period, and return on average equity increased to 9.38% from 8.58% over the same time period. Net interest margin increased to 3.69% for the third quarter of 2012, up from 3.32% for the same prior year period, primarily due to a decrease in the average cost of interest-bearing liabilities.

Net Interest Income. Net interest income increased $544,000, or 15.6%, to $4.0 million for the three months ended September 30, 2012 compared to the same prior year period, primarily due to a decrease in interest expense of $370,000 and an increase in interest income of $174,000 over the same time period. The net interest margin increased 37 basis points to 3.69% for the third quarter of 2012 from 3.32%, over the same time period in the prior year. The net interest rate spread increased 39 basis points to 3.50% for the third quarter of 2012 from 3.11%, over the same time period in the prior year. The increase in net interest margin and net interest rate spread was primarily due to a decrease in the average cost of interest-bearing liabilities along with an increase in average outstanding balances of loans when comparing the two time periods. The average cost of interest-bearing liabilities decreased 41 basis points to 1.17% for the third quarter of 2012 as compared to the same prior year period. The average outstanding balances of loans increased $34.6 million, or 13.0%, to $301.1 million for the three months ended September 30, 2012 as compared to the same prior year period. Partially offsetting this decrease in average cost and increase in average outstanding loans was a decrease in the average yield on interest earning assets of 2 basis points to 4.67% for the third quarter of 2012 as compared to the same prior year period.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest and Dividend Income. Interest and dividend income increased $174,000, or 3.5%, to $5.1 million for the three months ended September 30, 2012 compared to $4.9 million for the same prior year period. Interest and fee income on loans increased $329,000, or 8.4%, when comparing the two time periods. This increase was offset by a decrease in interest income from taxable securities of $153,000, or 23.8%, and a decrease in income from tax exempt securities of $14,000, or 4.0%, for the three months ended September 30, 2012 compared to the same prior year period. Average outstanding loan balances increased $34.6 million, primarily due to the increase in average outstanding mortgage warehouse balances, which increased $47.9 million for the third quarter of 2012. This increase was offset in part by a decrease in the average yield on loans of 23 basis points to 5.62% for the three months ended September 30, 2012 as compared to the same time period in the prior year. The average yield earned on taxable and tax exempt securities decreased 3 and 39 basis points, respectively, when comparing the two time periods.

Interest and fee income on mortgage warehouse loans increased $626,000, or 59.7%, to $1.7 million for the three months ended September 30, 2012 compared to $1.0 million for the same prior year period, primarily due to an increase in average outstanding balances of $47.9 million, or 68.1%. Although the average yield of mortgage warehouse loans decreased 29 basis points to 5.67% for the third quarter of 2012 when comparing the two time periods, this portfolio provided one of the highest average yields among all loan types and continues to provide the Company a key source of revenue.

Interest and fee income on commercial business and commercial real estate loans remained relatively unchanged for the three months ended September 30, 2012 compared to the same prior year period.

Interest and fee income on one- to four-family residential loans decreased $181,000, or 24.4%, to $561,000 for the three months ended September 30, 2012 compared to the same prior year period, due to a decrease in average outstanding balances as well as the average yield on this portfolio. Average outstanding balances decreased $11.9 million, or 22.9%, to $40.1 million and the average yield decreased 11 basis points to 5.60% for the third quarter of 2012 compared to the third quarter of 2011. In addition to continued refinance activity, we continue to sell most of our fixed rate one- to four-family residential loans originated which has contributed to the decrease in average outstanding balances and interest income on these loans.

Interest and fee income on automobile and other consumer loans decreased $39,000, or 28.3%, to $99,000 for the three months ended September 30, 2012 compared to the same prior year period. This decrease was a result of a decrease in average outstanding balances of $1.8 million and a decrease in the average yield on this portfolio of 50 basis points.

Interest income from taxable securities decreased $153,000, or 23.8%, to $491,000 for the three months ended September 30, 2012 compared to the same prior year period. The average outstanding balance of taxable securities decreased $25.1 million, or 22.9%, to $84.6 million for the three months ended September 30, 2012 compared to the same prior year period, in addition to a decrease in the average yield on taxable securities of 3 basis points. Management anticipates the continued low interest rate environment will negatively impact the yield on this portfolio in the future. Interest income from tax exempt securities decreased $14,000, or 4.0%, to $339,000 for the three months ended September 30, 2012 compared to $353,000 for the same prior year period. The average yield on tax exempt securities decreased 39 basis points to 3.52% when comparing the two time periods.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth the average balance sheet, average annualized yield and cost and certain other information for the three months ended September 30, 2012 and September 30, 2011. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended September 30,
	2012			2011
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
Loans	$301,079	$4,227	5.62%	$266,440	$3,898	5.85%
Taxable securities	84,591	491	2.32%	109,711	644	2.35%
Tax exempt securities	38,476	339	3.52%	36,121	353	3.91%
Federal Home Loan Bank of Indianapolis stock	3,817	28	2.93%	3,817	25	2.62%
Federal funds sold and other interest-earning deposits	8,759	11	0.50%	3,314	2	0.24%

Total interest earning assets	436,722	5,096	4.67%	419,403	4,922	4.69%
Non-interest earning assets	40,071			40,719

Total assets	$476,793			$460,122

Savings deposits	$61,138	7	0.05%	$48,812	10	0.08%
Money market and NOW accounts	110,792	123	0.44%	103,799	131	0.50%
CDs and IRAs	133,350	551	1.65%	144,199	815	2.26%

Total interest-bearing deposits	305,280	681	0.89%	296,810	956	1.29%
FHLB advances	56,271	318	2.26%	56,118	359	2.56%
Subordinated debentures	5,155	71	5.51%	5,155	71	5.51%
FDIC guaranteed unsecured borrowing	—	—	0.00%	4,954	50	4.04%
Short-term borrowings	310	—	0.00%	1,576	4	1.02%

Total interest-bearing liabilities	367,016	1,070	1.17%	364,613	1,440	1.58%

Non-interest bearing deposits	45,416			36,462
Other liabilities	5,895			5,630

Total liabilities	418,327			406,705
Shareholders’ equity	58,466			53,417

Total liabilities & shareholders’ equity	$476,793			$460,122

Net interest income		$4,026			$3,482

Net interest rate spread			3.50%			3.11%
Net interest margin			3.69%			3.32%

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest Expense. Interest expense decreased $370,000, or 25.7%, to $1.1 million for the three months ended September 30, 2012 compared to $1.4 million for the three months ended September 30, 2011. The average cost of interest bearing liabilities decreased 41 basis points to 1.17% for the three months ended September 30, 2012 from 1.58% when comparing the two time periods, primarily due to a decrease in the average cost of interest bearing deposits of 40 basis points and a decrease in the average cost of Federal Home Loan Bank of Indianapolis advances of 30 basis points.

Interest expense on certificates of deposit and IRA time deposits decreased $264,000, or 32.4%, to $551,000 for the three months ended September 30, 2012 compared to $815,000 for the same prior year period. Interest rates offered on certificates of deposit and IRA time deposits have decreased significantly compared to the rates on maturing certificates of deposit and IRA time deposits resulting in this decrease in interest expense. The average cost of certificates of deposit and IRA time deposits decreased 61 basis points to 1.65% for the three months ended September 30, 2012. Interest expense on money market and interest bearing checking accounts decreased $8,000, or 6.1%, to $123,000 for the three months ended September 30, 2012 compared to $131,000 for the same prior year period. The average cost of money market and interest bearing checking accounts decreased 6 basis points while average outstanding balances increased $7.0 million when comparing the two time periods. We have continued to offer competitive interest rates on money market accounts in order to attract these relatively low cost deposits to aid in funding our mortgage warehouse division.

Interest expense on Federal Home Loan Bank of Indianapolis advances decreased $41,000 or 11.4%, to $318,000 for the three months ended September 30, 2012 compared to $359,000 for the same prior year period. The average cost of these borrowings decreased 30 basis points for the three months ended September 30, 2012 to 2.26% compared to 2.56% for the same prior year period. This decline was primarily due to a number of fixed rate longer term advances maturing during 2011 and were replaced at a significantly lower cost of funding.

Provision for Loan Losses. We recognize a provision for loan losses, which is charged to earnings, to increase the allowance for loan losses to a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $353,000 for the three months ended September 30, 2012 compared to $403,000 for the same prior year period. Net charge-offs for the third quarter of 2012 totaled $316,000 whereas net charge-offs for the third quarter of 2011 totaled $70,000, respectively. Net charge-offs of $80,000 for the three months ended September 30, 2012 were specifically reserved for in prior periods.

The decrease in the provision amount was primarily due to a decrease in our historical loss percentage which was offset in part by an increase in our specific reserve allocation and outstanding loan balances. Our twelve month historical loss ratio decreased 65 basis points to 0.26% at September 30, 2012 compared to 0.91% at September 30, 2011. Our eighteen month historical loss percentage decreased 47 basis points to 0.27% at September 30, 2012 compared to 0.74% at September 30, 2011. The decrease in our historical loss percentages was primarily due to decreases in the historical loss percentages of our commercial real estate and commercial loan portfolios. The twelve and eighteen month historical loss rates of our commercial real estate portfolio decreased 126 and 92 basis points, respectively, when comparing the three months ended September 30, 2012 to the three months ended September 30, 2011. Given overall economic concerns, we rely on more recent loan loss experience ranging from twelve to eighteen months to establish the minimum reserve ratios for our general loan pools. The decrease in our historical loss percentages was offset by increases in our specific reserve allocation and outstanding loan balances. The specific reserve allocation increased $1.0 million at September 30, 2012 when compared to September 30, 2011. This increase was primarily attributable to the updated collateral values obtained during the second quarter of 2012 in anticipation of a sheriff sale during the third quarter of 2012 related to one loan relationship secured primarily by land with close proximity to Lake Michigan that was originally intended for residential use. We have judgment liens on unencumbered property of the borrower in addition to the collateral securing these loans. Based on recent appraisals received on similar properties in the same development, management believes the collateral value of this unencumbered property will increase the overall collateral position of the relationship so that the specific reserve allocation for this relationship may be lower in future periods. During the third quarter of 2012, the borrower filed Chapter 11 bankruptcy resulting in the cancelation of the sheriff sale and prolonging the period of time until the unencumbered property is awarded to The LaPorte Savings Bank. Three additional commercial relationships have been considered impaired since the September 30, 2011 analysis was completed. These relationships increased the specific reserve allocation $118,000 when comparing the September 30, 2012 analysis to the same prior year analysis. Total outstanding loan balances, not including the allowance for loan losses, increased $9.8 million to $316.1 million at September 30, 2012 compared to $306.3 million at September 30, 2011, primarily due to an increase in mortgage warehouse loans.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Income. Noninterest income for the three months ended September 30, 2012 and 2011 remained consistent at $1.1 million. Gains on mortgage banking activities increased $141,000 due to an increase in refinance activity when comparing the third quarters of 2012 and 2011. Losses on other assets decreased $62,000 primarily due to losses recorded on the sale of other real estate owned and repossessed assets during the third quarter of 2011. Other income increased $181,000 primarily due to gains of $141,000 attributable to the call of certain brokered time deposits during the quarter, along with an increase in wire transfer fees as a result of increased activity in the mortgage warehouse division. Net gain on sales of securities decreased $387,000 for the three months ended September 30, 2012 compared to the same prior year period. During the third quarter of 2011, based on the Federal Reserve Board’s decision to maintain the level of interest rates through at least 2012, management made the decision to sell a number of securities and add these gains to capital permanently without a negative impact to long term earnings, while at the same time extending the duration. The proceeds from the sale of these securities were also utilized in funding the increase in the mortgage warehouse loan division during the third quarter of 2011. Service charge income decreased $22,000, or 15.6%, to $119,000 for the three months ended September 30, 2012 from $141,000 for the same prior year period. We continue to see a decrease in non-sufficient funds/overdraft fee income due to the regulations impacting our ability to charge for certain types of overdraft activity.

Noninterest Expense. Noninterest expense increased $113,000, or 4.2%, to $2.8 million for the three months ended September 30, 2012 compared to $2.7 million for the same prior year period, primarily due to an increase in salaries and wages of $89,000, or 5.9%. Late in the third quarter of 2011, we implemented an equity incentive plan which resulted in an increase to compensation expense of $50,000 for the three months ended September 30, 2012 compared to the same prior year period. Payroll expenses increased $39,000 for the three months ended September 30, 2012 compared to the same prior year period as a result of an increase in staffing to our commercial credit department, along with annual salary increases. Data processing expenses increased $27,000, or 24.5%, for the three months ended September 30, 2012 compared to the same prior year period due to enhancements of existing credit analyzing software for our commercial credit department and the addition of a secondary market loan pricing and tracking software during 2012. Other expenses increased $31,000, or 11.6%, primarily due to an increase in miscellaneous services expenses related to our investment subsidiary which was formed on October 1, 2011, in addition to the hiring of a temporary commercial loan consultant and expense related to the review of our current employee incentive plan and employee evaluation process. Collection and other real estate owned expenses increased $24,000 for the three months ended September 30, 2012 compared to the same prior year period primarily due to the expenses from updated appraisals related to troubled loans and other real estate owned properties. Occupancy expenses increased $20,000, or 4.7%, for the three months ended September 30, 2012 compared to the same prior year period primarily due to an increase in property taxes on Bank offices and properties.

Partially offsetting these increases was a decrease in our amortization of intangible assets of $27,000, or 50.0%, as the core deposit intangible asset recorded by us is amortized into expense on an accelerated basis and the customer intangible asset was fully amortized during the third quarter of 2011. Bank examination fees decreased $21,000, or 14.5%, for the three months ended September 30, 2012 compared to the same prior year period attributable to a change in the estimated quote for bank examination services. Advertising expense decreased $19,000, or 31.7%, primarily due to the timing of our advertising campaigns and related expenses.

Income Taxes. Income tax expense increased $222,000, or 59.4%, to $596,000 for the three months ended September 30, 2012 compared to $374,000 for the same prior year period, primarily due to an increase in income before taxes of $447,000, as well as an increase in our effective tax rate. The effective tax rate for the three months ended September 30, 2012 was 30.3% compared to 24.6% for the same prior year period. During the third quarter of 2012, we estimated all state net operating losses and other credits were utilized for 2012 resulting in a state income tax expense of $98,000 being recorded. The Company is in the process of establishing a real estate investment trust company as an additional vehicle to raise capital which will have the ancillary effect of lowering our effective state income tax rate. The real estate investment trust company is anticipated to be effective in the first quarter of 2013.

Comparison of Operating Results For Nine Month Periods Ended September 30, 2012 and September 30, 2011

Net Income. Net income increased $929,000, or 38.5%, to $3.3 million for the nine months ended September 30, 2012 compared to $2.4 million for the nine months ended September 30, 2011. Return on average assets for the first nine months of 2012 was 0.95% compared to 0.73% for the prior year period, and return on average equity increased to 7.77% for the nine months ended September 30, 2012 from 6.18% over the same time period. Net interest margin increased to 3.58% for the nine months ended September 30, 2012, up from 3.26% for the same prior year period, primarily due to a decrease in the average cost of interest-bearing liabilities.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Net Interest Income. Net interest income increased $1.7 million, or 17.2%, to $11.5 million for the nine months ended September 30, 2012 compared to the same prior year period, primarily due to a decrease in interest expense of $1.1 million in addition to an increase in interest income of $563,000 over the same time period. The net interest margin increased 32 basis points to 3.58% for the nine months ended September 30, 2012 from 3.26% over the same time period in the prior year. The net interest rate spread increased 35 basis points to 3.39% for the nine months ended September 30, 2012 from 3.04%, over the same time period in the prior year. The increase in net interest margin and net interest rate spread was primarily due to a decrease in the average cost of interest bearing liabilities along with an increase in average outstanding balances of loans when comparing the two time periods. The average cost of interest bearing liabilities decreased 48 basis points to 1.26% for the nine months ended September 30, 2012 as compared to the same prior year period. The average outstanding balances of loans increased $42.4 million, or 17.0%, to $292.3 million for the nine months ended September 30, 2012 as compared to the same prior year period. Partially offsetting this decrease in average cost and increase in average outstanding loans was a decrease in the average yield on interest earning assets of 13 basis points to 4.65% for the nine months ended September 30, 2012 as compared to the same prior year period.

Interest and Dividend Income. Interest and dividend income increased $563,000, or 3.9%, to $15.0 million for the nine months ended September 30, 2012 compared to $14.4 million for the same prior year period. Interest and fee income on loans increased $1.0 million, or 9.1% when comparing the two time periods. This increase was partially offset by a decrease in interest from taxable securities of $440,000, or 22.8%, and a decrease in interest income from tax exempt securities of $44,000, or 4.1%, for the nine months ended September 30, 2012 compared to the same prior year period. Average outstanding loan balances increased $42.4 million, primarily due to the increase in average outstanding mortgage warehouse balances, which increased $54.1 million for the nine months ended September 30, 2012. This increase was partially offset by a decrease in the average yield on loans of 40 basis points to 5.63% for the nine months ended September 30, 2012 as compared to the same prior year period. The average yield earned on taxable and tax exempt securities decreased 27 and 31 basis points, respectively, when comparing the two time periods.

Interest and fee income on mortgage warehouse loans increased $1.8 million, or 68.1%, to $4.4 million for the nine months ended September 30, 2012 compared to $2.6 million for the same prior year period, primarily due to an increase in average outstanding balances of $54.1 million. Although the average yield of mortgage warehouse loans decreased 128 basis points to 5.61% for the nine months ended September 30, 2012 when comparing the two time periods, this portfolio provided one of the highest average yields among all loan types and continues to provide the Company a key source of revenue.

Interest and fee income on five or more family residential real estate loans increased $27,000, or 4.6%, for the nine months ended September 30, 2012 compared to the same prior year period, primarily due to an increase in the average outstanding balance of $1.0 million over the same time period.

Interest and fee income on commercial and commercial real estate loans remained relatively unchanged for the nine months ended September 30, 2012 compared to the same prior year period.

Interest and fee income on one- to four-family residential loans decreased $553,000, or 23.6%, to $1.8 million for the nine months ended September 30, 2012 compared to the same prior year period, due to a decrease in average outstanding balances as well as the average yield on this portfolio. Average outstanding balances decreased $11.6 million, or 21.5%, to $42.4 million and the average yield decreased 16 basis points to 5.62% for the nine months ended September 30, 2012 compared to the same prior year period. In addition to continued refinance activity, we continue to sell most of our fixed rate one- to four-family residential loans originated which has contributed to the decrease in average outstanding balances and interest income on these loans.

Interest and fee income on automobile and other consumer loans decreased $115,000, or 26.0%, for the nine months ended September 30, 2012 compared to the same prior year period, primarily due to a decrease in average outstanding balances and the average yield on these loans. The average outstanding balance of automobile and other consumer loans decreased $1.9 million and the average yield decreased 30 basis points when comparing the two periods.

Interest and fee income on construction loans decreased $52,000, or 23.7%, for the nine months ended September 30, 2012 compared to the same prior year period due to decreases in average outstanding balances and the average yield on these loans. The average outstanding balance of construction loans decreased $1.0 million and the average yield decreased 23 basis points when comparing the two time periods.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Interest and fee income on land loans decreased $48,000, or 15.3%, for the nine months ended September 30, 2012 compared to the same prior year period primarily due to a decrease in the average yield and average outstanding balances on these loans. The average yield on land loans decreased 28 basis points and the average outstanding balances decreased $935,000 when comparing the two time periods.

Interest income from taxable securities decreased $440,000, or 22.8%, to $1.5 million for the nine months ended September 30, 2012 compared to the same prior year period, due to a decrease in the average yield of 27 basis points, along with a decrease in average outstanding balances of $13.9 million. Management anticipates that the continued low interest rate environment will negatively impact the yield on this portfolio. Interest income from tax exempt securities decreased $44,000, or 4.1%, to $1.0 million for the nine months ended September 30, 2012 compared to $1.1 million for the same prior year period. The average yield on tax exempt securities decreased 31 basis points when comparing the two time periods, while average outstanding balances remained relatively constant.

Interest Expense. Interest expense decreased $1.1 million, or 24.8%, to $3.4 million for the nine months ended September 30, 2012 compared to $4.6 million for the nine months ended September 30, 2011. The average cost of interest bearing liabilities decreased 48 basis points to 1.26% for the nine months ended September 30, 2012 from 1.74% when comparing the two time periods, primarily due to a decrease in the average cost of interest bearing deposits of 41 basis points and a decrease in the average cost of Federal Home Loan Bank of Indianapolis advances of 91 basis points.

Interest expense on certificates of deposit and IRA time deposits decreased $730,000, or 28.3%, to $1.9 million for the nine months ended September 30, 2012 compared to $2.6 million for the same prior year period. Interest rates offered on certificates of deposit and IRA time deposits have decreased significantly compared to the rates on maturing certificates of deposit and IRA time deposits resulting in this decrease in interest expense. The average cost of certificates of deposit and IRA time deposits decreased 60 basis points to 1.78% for the nine months ended September 30, 2012. Interest expense on money market and interest bearing checking accounts decreased $84,000, or 18.8%, to $364,000 for the nine months ended September 30, 2012 compared to $448,000 for the same prior year period. The average cost of money market and interest bearing checking accounts decreased 16 basis points while average outstanding balances increased $8.6 million when comparing the two time periods. We have continued to offer competitive interest rates on money market and interest bearing checking accounts in order to attract these relatively low cost deposits to aid in funding our mortgage warehouse division.

Interest expense on Federal Home Loan Bank of Indianapolis advances decreased $189,000, or 16.5%, to $953,000 for the nine months ended September 30, 2012 compared to $1.1 million for the same prior year period. The average cost of these borrowings decreased 91 basis points for the nine months ended September 30, 2012 to 2.21% compared to 3.12% for the same prior year period. This decline was primarily due to a number of fixed rate longer term advances maturing during 2011 and were replaced at a significantly lower cost of funding.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The following table sets forth the average balance sheet, average annualized yield and cost and certain other information for the nine months ended September 30, 2012 and September 30, 2011. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Nine Months Ended September 30,
	2012			2011
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
Loans	$292,324	$12,335	5.63%	$249,931	$11,301	6.03%
Taxable securities	87,086	1,491	2.28%	100,939	1,931	2.55%
Tax exempt securities	37,733	1,034	3.65%	36,311	1,078	3.96%
Federal Home Loan Bank of Indianapolis stock	3,817	83	2.90%	3,946	76	2.57%
Federal funds sold and other interest-earning deposits	7,841	26	0.44%	10,540	20	0.25%

Total interest earning assets	428,801	14,969	4.65%	401,667	14,406	4.78%
Non-interest earning assets	40,071			41,552

Total assets	$468,872			$443,219

Savings deposits	$55,365	21	0.05%	$48,351	35	0.10%
Money market and NOW accounts	105,650	364	0.46%	97,074	448	0.62%
CDs and IRAs	138,666	1,852	1.78%	144,579	2,582	2.38%

Total interest-bearing deposits	299,681	2,237	1.00%	290,004	3,065	1.41%
FHLB advances	57,526	953	2.21%	48,845	1,142	3.12%
Subordinated debentures	5,155	211	5.46%	5,155	210	5.43%
FDIC guaranteed unsecured borrowing	818	37	6.03%	4,939	151	4.08%
Short-term borrowings	313	2	0.85%	538	4	0.99%

Total interest-bearing liabilities	363,493	3,440	1.26%	349,481	4,572	1.74%

Non-interest bearing deposits	42,177			36,420
Other liabilities	5,872			5,297

Total liabilities	411,542			391,198
Shareholders’ equity	57,330			52,021

Total liabilities & shareholders’ equity	$468,872			$443,219

Net interest income		$11,529			$9,834

Net interest rate spread			3.39%			3.04%
Net interest margin			3.58%			3.26%

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Provision for Loan Losses. We recognize a provision for loan losses, which is charged to earnings, to increase the allowance for loan losses to a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $884,000 for the nine months ended September 30, 2012 compared to $634,000 for the same prior year period. Net charge-offs for the nine months ended September 30, 2012 and 2011 totaled $351,000 and $870,000, respectively. Net charge-offs of $80,000 and $681,000 for the nine months ended September 30, 2012 and 2011, respectively were specifically reserved for in prior periods.

The increase in the provision amount was primarily due to an increase in our specific reserve allocation and outstanding loan balances which was offset by a decrease in our historical loss percentage. The specific reserve allocation increased $1.0 million at September 30, 2012 when compared to September 30, 2011. This increase was primarily attributable to the updated collateral values obtained during the second quarter of 2012 in anticipation of a sheriff sale during the third quarter of 2012 related to one loan relationship secured primarily by land with close proximity to Lake Michigan that was originally intended for residential use. We have judgment liens on unencumbered property of the borrower in addition to the collateral securing these loans. Based on recent appraisals received on similar properties in the same development, management believes the collateral value of this unencumbered property will increase the overall collateral position of the relationship so that the specific reserve allocation for this relationship may be lower in future periods. During the third quarter of 2012, the borrower filed Chapter 11 bankruptcy resulting in the cancelation of the sheriff sale and prolonging the period of time until the unencumbered property is awarded to The LaPorte Savings Bank. Three additional commercial relationships have been considered impaired since the September 30, 2011 analysis was completed. These relationships increased the specific reserve allocation $118,000 when comparing the September 30, 2012 analysis to the same prior year analysis. Total outstanding loan balances, not including the allowance for loan losses, increased $9.8 million to $316.1 million at September 30, 2012 compared to $306.3 million at September 30, 2011, primarily due to an increase in mortgage warehouse loans. The increase in the specific reserve allocation and outstanding loan balances was offset by a decrease in our historical loss percentages which are utilized to establish the minimum reserve ratios for our general pools. Our twelve month historical loss ratio decreased 65 basis points to 0.26% at September 30, 2012 compared to 0.91% at September 30, 2011. Our eighteen month historical loss percentage decreased 47 basis points to 0.27% at September 30, 2012 compared to 0.74% at September 30, 2011. The decrease in our historical loss percentages was primarily due to a decrease in the historical loss percentages of our commercial real estate and commercial loan portfolios. The twelve and eighteen month historical loss rates of our commercial real estate portfolio decreased 126 and 92 basis points, respectively, when comparing the nine months ended September 30, 2012 to the nine months ended September 30, 2011. Given overall economic concerns, we rely on more recent loan loss experience ranging from twelve to eighteen months to establish the minimum reserve ratios for our general loan pools.

Noninterest Income. Noninterest income increased $384,000, or 19.3%, to $2.4 million for the nine months ended September 30, 2012 compared to $2.0 million for the same prior year period. Gain on mortgage banking activities increased $413,000 due to an increase in refinance activity when comparing the first nine months of 2012 to 2011. Other income increased $227,000 due to gains of $141,000 attributable to the call of certain brokered time deposits during the third quarter, along with an increase in wire transfer fees resulting from the increased activity in the mortgage warehouse division. Net gain on sales of securities decreased $218,000 for the nine months ended September 30, 2012 compared to the same prior year period. During the third quarter of 2011, based on the Federal Reserve Board’s decision to maintain the level of interest rates through at least 2012, management made the decision to sell a number of securities and add these gains to capital permanently without a negative impact to long term earnings, while at the same time extending the duration. The proceeds from the sale of these securities were also utilized in funding the increase in the mortgage warehouse loan division during the third quarter of 2011. Service charge income decreased $68,000, or 16.8%, to $338,000 for the nine months ended September 30, 2012 from $406,000 for the same prior year period. We continue to see a decrease in non-sufficient funds/overdraft fee income due to the regulations impacting our ability to charge for certain types of overdraft activity.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

Noninterest Expense. Noninterest expense increased $317,000, or 3.9%, to $8.5 million for the nine months ended September 30, 2012 compared to $8.2 million for the same prior year period, primarily due to an increase in salaries and wages of $358,000, or 8.0%. Payroll expenses increased $185,000, or 4.2%, for the nine months ended September 30, 2012 compared to the same prior year period as a result of an increase in staffing to our commercial credit department, along with annual salary increases. Late in the third quarter of 2011, we implemented an equity incentive plan which resulted in an increase to compensation expense of $173,000 for the nine months ended September 30, 2012 compared to the same prior year period. Data processing expenses increased $71,000, or 22.1%, for the nine months ended September 30, 2012 due to enhancements of existing credit analyzing software for our commercial credit department during 2012, the addition of a secondary market loan pricing and tracking software during 2012 and expenses related to a new disaster recovery plan implemented in 2011. Other expenses increased $78,000, or 8.4%, primarily due to an increase in miscellaneous services expenses related to our investment subsidiary which was formed on October 1, 2011, in addition to the hiring of a temporary commercial loan consultant and expense related to the review of our current employee incentive plan and employee evaluation process during 2012.

Partially offsetting these increases was a decrease in the amortization of intangible assets of $82,000, or 48.8%, as the core deposit intangible asset recorded by us is amortized into expense on an accelerated basis and the customer intangible asset was fully amortized during the third quarter of 2011. Bank examination fees decreased $76,000, or 19.0%, attributable to a change in the estimated quote for bank examination services. FDIC insurance expense also decreased $65,000, or 20.2%, due to the change in the formula of the assessment and its impact on The LaPorte Savings Bank.

Income Taxes. Income tax expense increased $583,000, to $1.1 million for the nine months ended September 30, 2012 compared to $562,000 for the same prior year period, primarily due to an increase in income before taxes of $1.5 million, as well as an increase in our effective tax rate. The effective tax rate for the nine months ended September 30, 2012 was 25.5% compared to 18.9% for the same prior year period. During the third quarter of 2012, we estimated all state net operating losses and other credits were utilized for 2012 resulting in a state income tax expense of $98,000 being recorded. The Company is in the process of establishing a real estate investment trust company as an additional vehicle to raise capital which will have the ancillary effect of lowering our effective state income tax rate. The real estate investment trust company is anticipated to be effective in the first quarter of 2013.

Liquidity and Capital Resources

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet cash flow requirements of the Company. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of customers and to take advantage of investment opportunities as they arise. A bank may achieve desired liquidity from both assets and liabilities. Cash and deposits held in other financial institutions, Federal funds sold, other short term investments in interest-earning time deposits in other financial institutions and securities available-for-sale, maturing loans and investments, payments of principal and interest on loans and investments, and potential loan sales are sources of asset liquidity. Deposit growth and access to credit lines established with correspondent banks, the Federal Home Loan Bank and market sources of funds are sources of liability liquidity. The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. The policy of the Board of Directors is to maintain sufficient capital at not less than the “well-capitalized” thresholds established by banking regulators. Management believes that the Company maintains adequate sources of liquidity to meet its liquidity needs.

The Company’s liquid assets, defined as cash and due from financial institutions and the market value of unpledged securities available-for-sale, totaled $84.6 million at September 30, 2012 and constituted 17.45% of total assets at that date, compared to $106.5 million, or 22.31%, of total assets at December 31, 2011.

The Company also maintains lines of credit with the Federal Home Loan Bank. The total of these lines of credit were $74.9 million at September 30, 2012, of which $51.7 million in Federal Home Loan Bank advances were outstanding. The Company has additional securities and certain approved real estate loans available to pledge as collateral in order to increase our lines of credit with the Federal Home Loan Bank. At September 30, 2012, we had $77.2 million in unpledged securities available for sale. The Company actively utilizes its borrowing capacity with the Federal Home Loan Bank to manage liquidity and to provide a funding alternative to time deposits, if the Federal Home Loan Bank’s rates and terms are more favorable. The advances from the Federal Home Loan Bank can have maturities from overnight to multiple years. At September 30, 2012, $17.2 million of these advances were due within one year, and $34.5 million had maturities greater than a year.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - continued

The Company may also utilize the Federal Reserve discount window as a source of short-term funding. At September 30, 2012, the Company’s overnight borrowings with the Federal Reserve Bank discount window totaled $0. The Company’s borrowing capacity at the Federal Reserve Bank discount window is based on the collateral value of pledged securities. During the second quarter of 2010, the Federal Reserve announced the discount window would return to its original intent of being a “lender of last resort”. The collateral value of securities pledged to the Federal Reserve discount window at September 30, 2012 totaled $8.9 million.

During the third quarter of 2012, the Company was extended an accommodation from First Tennessee Bank National Association to borrow federal funds up to the amount of $15.0 million. This federal funds accommodation is not and shall not be a confirmed line or loan, and First Tennessee Bank National Association may cancel such accommodation at any time, in whole or in part, without cause or notice, in its sole discretion. At September 30, 2012, the Company’s borrowings from First Tennessee Bank National Association totaled $0.

Also during 2012, the Company signed a Federal Funds Line Agreement with Zions First National Bank to borrow federal funds up to the amount of $9.0 million. The credit limit amount is at the discretion of Zions First National Bank and may be modified at any time. At September 30, 2012, the Company’s borrowings from Zions First National Bank totaled $0.

Federal regulations establish guidelines for calculating “risk-adjusted” capital ratios and minimum ratio requirements. Under these regulations, banks are required to maintain a total risk-based capital ratio of 8.0% of risk-weighted assets and a Tier 1 risk-based capital ratio (primarily total shareholders’ equity less intangible assets) of at least 4.0% of risk-weighted assets. The Bank had total and Tier 1 risk-based capital ratios of 15.1% and 13.9%, respectively, at September 30, 2012, and was “well-capitalized” under the regulatory guidelines.

In addition, regulators have adopted a minimum leverage ratio standard for Tier 1 capital to average assets. The minimum ratio for top-rated institutions may be as low as 3%. However, regulatory agencies have stated that most institutions should maintain ratios at least 1 to 2 percentage points above the 3% minimum. As of September 30, 2012, the Bank’s leverage ratio was 10.5%. Capital levels for the Bank remain above the established regulatory capital requirements.

Impact of Inflation

The primary impact of inflation on the Bank is its effect on interest rates. The Bank’s primary source of income is net interest income, which is affected by changes in interest rates. The Bank attempts to limit the impact of inflation on its net interest margin through management of interest rate-sensitive assets and liabilities and analyses of interest rate sensitivity. The effect of inflation on premises and equipment as well as on noninterest expenses has not been significant for the periods presented.

PART I – FINANCIAL INFORMATION

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Proper management of the interest rate sensitivity and maturities of our assets and liabilities is required to protect and enhance our net interest margin and asset values, subject to market conditions. Interest rate sensitivity spread management is an important tool for achieving this objective and for developing ways in which to improve profitability.

The Company constantly monitors earning asset and deposit levels, developments and trends in interest rates, liquidity, capital adequacy and marketplace opportunities. Management responds to all of these to protect and possibly enhance net interest income while managing risks within acceptable levels as set forth in the Company’s policies. In addition, alternative business plans and transactions are contemplated for their potential impact. This process is known as asset/liability management and is carried out by changing the maturities and relative proportions of the various types of loans, investments, deposits and borrowings in the ways described above.

A commonly used tool to manage and analyze the interest rate sensitivity of a bank is a computer simulation model. To quantify the extent of risks in both the Company’s current position and in transactions it might make in the future, the Company uses a model to simulate the impact of different interest rate scenarios on net interest income. The hypothetical impact of a 12 month nonparallel ramp (generally, a nonparallel change in interest rates of +/- 3.00%) and smaller incremental interest rate changes are modeled at least quarterly, representing the primary means the Company uses for interest rate risk management decisions.

At September 30, 2012, given a +3.00% or –1.00% shock in interest rates, our model results in the Bank’s net interest income for the next twelve months changing by $(116,000), or (0.68)%, and $(139,000), or (0.82)%, respectively. The Bank’s Interest Rate Risk Management (“IRRM”) Policy sets limits for changes in net interest income given a +3.00% or -1.00% shock in interest rates of (15.00)% and (5.00)%, respectively.

The Company measures its economic value of equity at risk on a quarterly basis. Economic value of equity at risk measures the Company’s exposure to changes in its economic value of equity due to changes in a forecast interest rate environment. At September 30, 2012, given a +3.00% or -1.00% shock in interest rates, our model results in the Bank’s economic value of equity at risk for the next twelve months changing by (0.44)%, and (4.80)%, respectively. The Bank’s IRRM Policy sets limits for changes in the Bank’s economic value of equity at risk given a +3.00% or -1.00% shock in interest rates of (25.00)% and (15.00)%, respectively.

At September 30, 2012, the Bank was in compliance with its IRRM Policy limits regarding shocks in interest rates for changes in its net interest income and its economic value of equity.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in the economic portfolio value of equity and net interest margin require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. In this regard, the information above assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that particular changes in interest rates occur at different times and in different amounts in response to a designed change in the yield curve for U.S. Treasuries. Furthermore, although this information provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income. Finally, the above information does not take into account the changes in the credit risk of our assets which can occur in connection with changes in interest rates.

When preparing its modeling, the Company makes significant assumptions about the lag in the rate of change in various asset and liability categories. The Company bases its assumptions on past experience and comparisons with other banks, and tests the validity of its assumptions by reviewing actual results with projected expectations.

PART I – FINANCIAL INFORMATION

ITEM 4. CONTROLS AND PROCEDURES

The Company has adopted disclosure controls and procedures designed to facilitate financial reporting. The Company’s disclosure controls currently consist of communications among the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to its operations. These disclosure controls also contain certain elements of the Company’s internal controls adopted in connection with applicable accounting and regulatory guidelines. In addition, the Company’s Chief Executive Officer, Chief Financial Officer, Audit Committee and independent registered public accounting firm also meet on a quarterly basis to discuss disclosure matters. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and found them to be effective.

The Company maintains internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting in the last quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2012, there are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A. RISK FACTORS

As of September 30, 2012, there were no material changes to the “Risk Factors” disclosed in the Company’s Annual Report for the year ended December 31, 2011 on Form 10-K filed on March 27, 2012. However, the risks described in our 2011 Annual Report on Form 10-K are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. For a list of current risk factors of LaPorte Bancorp, Inc., a Maryland corporation (“New LaPorte”), please see New LaPorte’s Registration Statement on Form S-1, as amended filed under SEC file number 333-182106.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities: Not applicable

(b)	Use of Proceeds:

On June 13, 2012, LaPorte Bancorp, Inc. filed a Registration Statement on Form S-1 with the Securities and Exchange Commission in connection with the second-step conversion of LaPorte Savings Bank, MHC and the related offering of common stock by LaPorte Bancorp, Inc. The Registration Statement (File No. 333-182106) was declared effective by the Securities and Exchange Commission on August 10, 2012. LaPorte Bancorp, Inc. registered 7,295,881 shares of common stock, par value $0.01 per share, pursuant to the Registration Statement for an aggregate price of $58.4 million. The stock offering commenced on August 20, 2012, and ended on October 4, 2012.

Sterne, Agee & Leach, Inc. was engaged to assist in the marketing of the common stock. For its services, Sterne, Agee & Leach, Inc. received a fee of $250,000. Sterne, Agee & Leach, Inc. was also reimbursed $104,000 for its reasonable out-of-pocket expenses, inclusive of its legal fees and expenses.

The stock offering resulted in gross proceeds of $27.1 million, through the sale of 3,384,611 shares at a price of $8.00 per share. Expenses related to the offering were approximately $1.3 million, including $354,000 paid to Sterne, Agee & Leach, Inc. Net proceeds of the offering were approximately $25.8 million.

LaPorte Bancorp, Inc. contributed $12.9 million of the net proceeds of the offering to The LaPorte Savings Bank. In addition, $2.2 million of the net proceeds were used to fund the loan to the employee stock ownership plan, and $12.9 million of the net proceeds were retained by LaPorte Bancorp, Inc. The net proceeds contributed to The LaPorte Savings Bank have been invested in short term instruments, used to make loans and repay FHLB borrowings. The net proceeds retained by LaPorte Bancorp, Inc. have been deposited with The LaPorte Savings Bank.

(c)	Repurchase of Our Equity Securities: Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Number	Description

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.01	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2012 and December 31, 2011, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2011, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three and nine months ended September 30, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011, and (vi) the notes to the Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaPorte Bancorp, Inc.
November 13, 2012	/s/ Lee A. Brady
Date	Lee A. Brady,
Chief Executive Officer

November 13, 2012	/s/ Michele M. Thompson
Date	Michele M. Thompson,
President and
Chief Financial Officer