Form 10-K
period 2012-12-31
LaPorte Bancorp, Inc.
filed 2013-03-27
CIK 1549276

SECURITIES AND EXCHANGE COMMISSION

100 F Street NE

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Fiscal Year Ended December 31, 2012

or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission File No. 001-35684

LaPorte Bancorp, Inc.

(Exact name of registrant as specified in its charter)

Maryland	35-2456698
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

710 Indiana Avenue, LaPorte, Indiana	46350
(Address of Principal Executive Offices)	(Zip Code)

(219) 362-7511

(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC
(Title of each class)	(Name of each exchange on which registered)

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.     YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

As of March 25, 2013, there were issued and outstanding 6,205,250 shares of the Registrant’s Common Stock.

As of June 30, 2012, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was $43,579,144 ($43,587,108 after applying the exchange ratio).

DOCUMENTS INCORPORATED BY REFERENCE

Annual Report to Shareholders of the Registrant for the Fiscal Year Ended December 31, 2012 (Part II)

Proxy Statement for the Registrant’s Annual Meeting of Shareholders to be held on May 14, 2013 (Part III).

PART I

Item 1.	Business

Forward Looking Statements

This Annual Report (including information incorporated by reference) contains, and future oral and written statements of LaPorte Bancorp, Inc., or the Company as defined below and its management may contain, forward-looking statements as such term is defined in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of LaPorte Bancorp, Inc. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of LaPorte Bancorp, Inc.’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and LaPorte Bancorp, Inc. undertakes no obligation to update any statement in light of new information or future events. By identifying these forward-looking statements for you in this manner, we are alerting you to the possibility that our actual results and financial condition may differ, possibly materially, from the anticipated results and financial condition indicated in these forward-looking statements. Important factors that could cause our actual results and financial condition to differ from those indicated in the forward-looking statements include those discussed under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to: (1) changes in consumer spending, borrowing and savings habits; (2) the financial health of certain entities, including government sponsored enterprises, the securities of which are owned or acquired by the Company; (3) adverse changes in the securities market; and (4) the costs, effects and outcomes of existing or future litigation. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Except as required by law, we disclaim any intention or obligation to update or revise any forward-looking statements after the date of this Annual Report on Form 10-K, whether as a result of new information, future events or otherwise.

LaPorte Bancorp, Inc.

On October 4, 2012, LaPorte Bancorp, Inc., a Maryland corporation (the “Company,” including as the context requires prior to October 4, 2012, LaPorte Bancorp, Inc., a federal corporation) completed its conversion and reorganization to the stock holding company form of organization. The Company became the new stock holding company for The LaPorte Savings Bank (the “Bank”), and sold 3,384,611 shares of common stock at $8.00 per share, for gross offering proceeds of $27.1 million, in its stock offering. Concurrent with the completion of the offering, shares of common stock of LaPorte Bancorp, Inc., a federal corporation owned by the public have been exchanged for 1.3190 shares of the Company’s common stock so that existing shareholders of LaPorte Bancorp, Inc., a federal corporation now own approximately the same percentage of the Company’s common stock as they owned of the common stock of LaPorte Bancorp, Inc., a federal corporation immediately prior to the conversion, as adjusted for the assets of LaPorte Savings Bank, MHC and their receipt of cash in lieu of fractional exchange shares. As a result of the offering and the exchange of shares, the Company has approximately 6,205,250 shares outstanding.

The Company’s primary business activities, apart from owning the shares of The LaPorte Savings Bank, currently consists of loaning funds to The LaPorte Savings Bank’s ESOP, investing in checking and money market accounts at The LaPorte Savings Bank and other investment securities. For parent only financial statements, see Note 20 of the Notes to Consolidated Financial Statements.

The Company, as the holding company of The LaPorte Savings Bank, is authorized to pursue other business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies. See “Supervision and Regulation—Holding Company Regulation” for a discussion of the activities that are permitted for savings and loan holding companies. We currently have no specific arrangements or understandings regarding any such other activities.

The Company’s cash flow depends on dividends received from The LaPorte Savings Bank. The Company neither owns nor leases significant infrastructure, but instead pays a fee to The LaPorte Savings Bank for the use of its premises, equipment and furniture of The LaPorte Savings Bank. At the present time, we employ only persons who are officers of The LaPorte Savings Bank to serve as officers of the Company. We, however, use the support staff of The LaPorte Savings Bank from time to time. We pay a fee to The LaPorte Savings Bank for the time devoted to the Company by employees of The LaPorte Savings Bank. However, these persons are not separately compensated by the Company. The Company may hire additional employees, as appropriate, to the extent it expands its business in the future.

At December 31, 2012, the Company had consolidated assets of $492.8 million, deposits of $349.0 million and shareholders’ equity of $84.1 million.

The Company’s home office is located at 710 Indiana Avenue, LaPorte, Indiana 46350 and the telephone number is (219) 362-7511.

The LaPorte Savings Bank

The LaPorte Savings Bank is an Indiana-chartered savings bank that operates from eight full-service locations in LaPorte and Porter Counties, Indiana. We offer a variety of deposit and loan products to individuals and businesses, most of which are located in our primary market area of LaPorte and Porter Counties, Indiana. The Bank is subject to comprehensive regulation and examination by the Federal Deposit Insurance Corporation and the Indiana Department of Financial Institutions.

Our business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in mortgage warehouse loans, commercial real estate loans, residential loans, commercial loans, home equity loans and lines of credit and to a lesser extent, construction and land loans, automobile and other consumer loans. In addition, we invest in mortgage-backed securities, collateralized mortgage obligation securities, municipal bond securities, U.S. treasury and agency securities, corporate bond securities and interest-earning time deposits at other financial institutions. We also offer trust services through a referral agreement with a third party. For a description of our business strategy, see “Item7-Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Strategy.”

Our website address is www.laportesavingsbank.com. Information on our website is not and should not be considered a part of this Annual Report.

City Savings Bank Merger and Mutual Holding Company Reorganization

On March 8, 2007, The LaPorte Savings Bank entered into an agreement to acquire City Savings Financial Corporation and its subsidiary City Savings Bank (“City Savings Bank Merger”) for $34.00 per share with 50% to be paid in stock and 50% to be paid in cash. To support this acquisition, the Bank reorganized into the mutual holding company form of organization and completed an initial public offering of its common stock. The mutual holding company reorganization, initial public offering and City Savings Bank Merger were completed on October 12, 2007.

Market Area

Our primary market for both loans (with the exception of mortgage warehouse loans) and deposits is currently concentrated around the areas where our full-service banking offices are located in LaPorte and Porter Counties in Indiana. The City Savings Bank Merger increased our market presence in LaPorte and Porter Counties, particularly in Michigan City, Rolling Prairie and Chesterton, Indiana.

Because of its location at the southern tip of Lake Michigan, LaPorte County is a major access point to the Chicago market for both rail and highway. LaPorte County is the second largest county geographically in Indiana. The southern part of the county is rural and agricultural in nature. The northern part of the county is where LaPorte and Michigan City are located and the majority of the population is centered. LaPorte County has experienced a small growth in population of 1.2% from 110,106 in 2000 to 111,467 in 2010, according to the 2010 U.S. Census. The economies of LaPorte and Michigan City were once built around large manufacturing; however, both have made the transition to light industry and the service industry. Michigan City has seen growth in the tourism industry due to its location on Lake Michigan, as well as, the presence of a casino and large retail outlet mall. LaPorte County’s major employment sectors based on the 2010 census are retail trade, government and manufacturing. LaPorte County’s unemployment rate of 10.5% as of the end of 2012 was above the state’s rate of 8.5% as of the end of 2012 and the median household income in 2010 was slightly below the state’s median household income according to the United States Department of Agriculture Economic Research Service. LaPorte County ranks 36th in the state for those with educations of college graduate or higher according to the 2010 U.S. Census. We continue to experience moderately declining property values with pockets of stability in certain areas of LaPorte County in 2012.

Porter County to the west of LaPorte County has seen higher growth because of its proximity to the Chicago market, growing in population 12.0% from 146,798 in 2000 to 164,343 in 2010 according to the 2010 U.S. Census. Porter County’s major employment sectors based on the 2010 census are manufacturing, healthcare and social services, and government. The economy of Porter County is critical to the Northwest Indiana region, which is made up of seven counties. The majority of the population is centered between Portage and Valparaiso. As a result of the acquisition of City Savings Financial Corporation we acquired a branch in Chesterton, which is between Portage and Valparaiso. The unemployment rate for Porter County of 8.5% as of the end of 2012 was equal to the state’s rate of 8.5% as of the end of 2012 and the median household income in 2010 ranked 7th highest in the state of Indiana according to the United States Department of Agriculture Economic Research Service. It is the 10th highest ranking county in the state for those with educations of college graduate or higher according to the 2010 U.S. Census. We continue to experience moderately declining property values with pockets of stability in certain areas of Porter County in 2012.

Competition

We face significant competition in both originating loans and attracting deposits. Both LaPorte and Porter Counties have a significant concentration of financial institutions, many of which are significantly larger than us and have greater financial resources than we do. Our competition for loans comes principally from commercial banks, mortgage banking companies, credit unions, leasing companies, insurance companies and other financial service companies. In addition, our competition in mortgage warehouse lending is nationwide often with institutions that are significantly larger than us and may offer larger loans. Our most direct competition for deposits has historically come from commercial banks, savings banks and credit unions. We face additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms and insurance companies.

We seek to meet this competition by the convenience of our branch locations, emphasizing personalized banking and the advantage of local decision-making in our banking business. Specifically, we promote and maintain relationships and build customer loyalty within the communities we serve by focusing our marketing and community involvement on the specific needs of our local communities. As of June 30, 2012, The LaPorte Savings Bank had a market share of 18.57% in LaPorte County, Indiana, which represented the second largest deposit market share in the county. As of June 30, 2012, The LaPorte Savings Bank had a market share of 1.51% in Porter County, Indiana, which represented the ninth largest deposit market share in the county.

Lending Activities

Historically, our principal lending activity has been the origination of first mortgage loans for the purchase or refinancing of one- to four-family residential real property. Beginning in 2007, we changed our focus to increasing our originations of commercial real estate loans in an effort to increase interest income and reduce our one- to four-family residential loan portfolio as a percentage of our total loans. As part of this initiative, we separated our credit administration and lending departments into two units and hired additional commercial lenders. In addition, in May 2009, we introduced a new mortgage warehouse lending line of business, led by an executive with over 15 years of experience in this field. The mortgage warehouse lending department has increased our profitability in recent years.

In the future, we expect to increase our commercial real estate and commercial business lending, subject to market demand. As part of our plan to increase commercial business lending, we hired a new Executive Vice President and Chief Credit Officer, in September 2011 who has 15 years of experience with this type of lending. We intend to continue to originate fixed rate one- to four-family residential loans for sale into the secondary market, and to originate adjustable rate mortgages for our portfolio, subject to market demand. Finally, we intend to maintain and potentially increase our mortgage warehouse lending line of business.

The volume of and risk associated with our loans are affected by general economic conditions, including the continued weakness in real estate values.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory, underwriting standards and loan origination procedures established by management and approved by the Board of Directors. The lending policy is reviewed and updated at least annually, most recently in December 2012. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the officer’s experience and tenure. In addition, all commercial loans or lending relationships up to $500,000 may be approved by our Executive Vice President and Chief Credit Officer. Generally, all commercial loans or lending relationships greater than $500,000 but less than $1.25 million must be approved by our Officer Loan Committee, which is compromised of the Chief Executive Officer, President/Chief Financial Officer, Executive Vice President and Chief Credit Officer, Senior Vice President – Mortgage Warehousing and Senior Vice President – Commercial Lending. Individual loans or lending relationships with aggregate exposure in excess of $1.25 million but less than $3.5 million must be approved by our Board of Directors Loan Committee, which includes five outside directors. Loans or lending relationships in excess of $3.5 million must be approved by the full Board of Directors.

Our mortgage warehouse loan approval process is intended to minimize potential risk by establishing desirable relationships with experienced and well-managed mortgage companies (participants). The Bank is relying primarily upon the mortgagor to repay the loan or extension of credit, but the mortgage participant and their principal owners must guarantee the performance of those loans or extension of credits they have originated. All residential mortgage loans in excess of an individual mortgage warehouse staff member’s loan authority must be approved by two members of the Officer Loan Committee. We have also established limits on outstanding lines to each mortgage participant. A maximum limit of $30.0 million has been established for a single mortgage participant or for mortgage participants with common ownership. The Board of Directors has the authority to increase this limit up to 20%, and any temporary increase above these increased limits also requires the approval of the Board of Directors. However, each individual mortgage originated by a mortgage participant must be below our legal lending limit.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated with the exception of mortgage loans held for sale totaling $1.2 million, $3.0 million, $4.2 million, $981,000 and $124,000 at December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
One- to four-family	$36,996	11.64%	$45,576	15.25%	$57,144	20.64%	$70,126	27.08%	$84,706	38.10%
Five or more family	14,284	4.49	17,719	5.93	11,586	4.18	6,743	2.61	5,200	2.34
Commercial	79,817	25.12	80,430	26.90	79,807	28.82	75,506	29.16	65,078	29.27
Construction	2,901	0.91	3,806	1.27	6,832	2.47	5,420	2.09	7,736	3.48
Land	8,857	2.79	9,634	3.22	10,795	3.90	11,753	4.54	11,016	4.95

Total real estate	142,855	44.95	157,165	52.57	166,164	60.01	169,548	65.48	173,736	78.14
Mortgage warehouse	137,467	43.26	103,864	34.74	69,600	25.13	43,765	16.90	—	—
Consumer and other loans:
Home equity	12,267	3.86	12,966	4.34	14,187	5.12	15,704	6.07	15,579	7.01
Commercial	20,179	6.35	18,017	6.03	17,977	6.49	18,122	7.00	19,390	8.72
Automobile and other loans(1)	5,018	1.58	6,942	2.32	8,985	3.25	11,790	4.55	13,622	6.13

Total consumer and other loans	37,465	11.79	37,925	12.69	41,149	14.86	45,616	17.62	48,591	21.86

Total loans	$317,786	100.00%	$298,954	100.00%	$276,913	100.00%	$258,929	100.00%	$222,327	100.00%

Net deferred loan costs	214		177		133		122		111
Allowance for loan losses	(4,308)		(3,772)		(3,943)		(2,776)		(2,512)

Total loans, net	$313,692		$295,359		$273,103		$256,275		$219,926

(1)	Includes $1.2 million, $2.2 million, $3.4 million, $4.8 million and $6.0 million of indirect automobile loans at December 31, 2012, 2011, 2010, 2009 and 2008, respectively. Includes $3.9 million, $4.7 million, $5.6 million, $7.0 million and $7.6 million of direct automobile loans and other loans at December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2012. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family		Five or More Family		Commercial Real Estate		Mortgage Warehouse
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2013	$209	5.58%	$2,506	5.13%	$20,174	5.58%	$137,467	4.65%
2014	1,070	5.59	2,918	5.47	11,600	5.85	—	—
2015	881	5.47	5,040	5.72	10,522	6.27	—	—
2016 to 2017	2,240	6.00	3,585	5.19	16,728	5.55	—	—
2018 to 2022	4,305	5.86	75	6.18	11,557	6.03	—	—
2023 to 2027	4,148	5.47	—	—	5,732	5.86	—	—
2028 and beyond	24,143	5.77	160	6.63	3,503	5.77	—	—

Total	$36,996	5.75%	$14,284	5.45%	$79,816	5.80%	$137,467	4.65%

	Commercial Non-Real Estate		Construction and Land		Home Equity, Automobile and Other		Total
	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
Due During the Years Ending December 31,
2013	$5,407	4.39%	$6,062	5.60%	$1,877	4.12%	$173,702	4.79%
2014	2,022	5.88	723	6.46	2,117	5.17	20,450	5.74
2015	3,066	5.15	2,195	5.11	2,360	5.63	24,064	5.81
2016 to 2017	8,206	4.93	1,826	5.76	5,087	4.84	37,672	5.32
2018 to 2022	1,270	5.46	559	5.33	5,115	5.37	22,881	5.80
2023 to 2027	208	7.00	213	4.00	701	6.36	11,002	5.73
2028 and beyond	—	—	180	6.00	29	5.00	28,015	5.77

Total	$20,179	4.97%	$11,758	5.55%	$17,286	5.13%	$317,786	5.18%

The following table sets forth the contractual maturities of fixed- and adjustable-rate loans at December 31, 2012 that are due after December 31, 2013.

	Due After December 31, 2013
	Fixed	Adjustable	Total
	(In thousands)
Real Estate:
One- to four-family	$24,204	$12,583	$36,787
Five or more family	11,525	251	11,776
Commercial	31,429	28,214	59,643
Land	2,693	3,004	5,697

Total real estate loans	69,851	44,052	113,903
Consumer and other loans:
Home equity	2,153	8,787	10,940
Commercial	10,590	4,182	14,772
Automobile and other	4,327	142	4,469

Total consumer and other loans	17,070	13,111	30,181

Total loans	$86,921	$57,163	$144,084

One- to Four-Family Residential Loans. At December 31, 2012, approximately $37.0 million, or 11.6% of our loan portfolio, consisted of one- to four-family residential loans. The majority of the one- to four-family residential mortgage loans we originate are conventional, but we also offer FHA and VA loans. We do not, nor have we ever engaged in subprime lending, defined as mortgage loans to borrowers who do not qualify for market interest rates because of problems with their credit history. Our one- to four-family residential mortgage loans are currently originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, although loans may be made with higher loan-to-value ratios at a higher interest rate to compensate for the increased credit risk. Private mortgage insurance is generally required on loans with a loan-to-value ratio in excess of 80%. Fixed-rate loans are generally originated for terms of 10 to 30 years. Depending on market conditions, we generally sell a majority of our fixed rate one- to four-family residential loans as part of our asset/liability management strategy. At December 31, 2012, our largest loan secured by one- to four-family real estate had a principal balance of approximately $1.9 million and was secured by a single family residence. This loan was performing in accordance with its original repayment terms at December 31, 2012. At December 31, 2012, $2.0 million of our one- to four-family residential mortgage loans were classified as non-performing.

We also offer, to a lesser extent, adjustable rate mortgage loans with fixed terms of three, five or seven years before converting to an annual adjustment schedule based on changes in the London Interbank Offered Rate designated United States Treasury index. We originated $2.2 million of adjustable rate one- to four-family residential loans during the year ended December 31, 2012. The adjustable rate mortgage loans that we originate provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 600 basis points, and amortize over terms of up to 30 years.

Adjustable rate mortgage loans help decrease the risk associated with changes in market interest rates by periodically repricing. However, adjustable rate mortgage loans involve other risks because, as interest rates increase, the interest payments on the loan increase, which increases the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2012, $12.6 million, or 34.0%, of our one- to four-family residential loans contractually due after December 31, 2013 had adjustable rates of interest.

We acquired a substantial amount of our adjustable rate one- to four-family residential mortgage loans in connection with our acquisition of City Savings Bank in 2007. At December 31, 2012, $10.5 million of our one- to four-family residential loans were acquired from City Savings Bank, of which $7.6 million were adjustable rate loans. Most of City Savings Bank’s adjustable rate loans were originated with rates that were fixed for an initial term of five years and then adjust on an annual basis thereafter, pegged to the one-year United States Treasury index. These loans also provide for a maximum interest rate adjustment of 200 basis points over a one-year period and a maximum adjustment of 600 basis points over the life of the loan, and are amortized over terms up to 30 years.

All one- to four-family residential mortgage loans that we originate include “due-on-sale” clauses, which give us the right to declare a loan immediately due and payable in the event that, among other things, the borrower sells or otherwise disposes of the real property subject to the mortgage and the loan is not repaid.

Regulations guide the amount that a savings bank may lend relative to the appraised value of the real estate securing the loan, as determined by an appraisal of the property at the time the loan is originated. For all loans, we utilize outside independent appraisers and/or appraisal management companies approved by the Board. All borrowers are required to obtain title insurance. We also require fire and casualty insurance and, where circumstances warrant, flood insurance.

Mortgage Warehouse Lending. In May 2009, we introduced a mortgage warehousing lending line of business, headed up by an individual brought into the organization with an extensive background in mortgage warehouse lending. Under this program, we provide financing to approved mortgage companies for the origination and sale of residential mortgage loans. Each individual mortgage is assigned to us until the loan is sold to the secondary market by the mortgage company. We take possession of each original note, or in some instances a third party custodian takes possession, and forwards such note to the end investor once the mortgage company has sold the loan. These individual loans are typically sold by the mortgage company within 30 days and are seldom held more than 90 days. Interest income is accrued during this period and fee income for each loan sold is collected when the loan is sold. Agency eligible, governmental (FHA insured or VA guaranteed) and jumbo residential mortgage loans that are secured by mortgages placed on existing one- to four-family dwellings may be purchased and placed in the mortgage warehouse line.

We have established several controls intended to minimize potential risks related to the approval of potential mortgage warehouse participants. The LaPorte Savings Bank performs an on-site due diligence review of all potential participants to ensure satisfactory controls are being performed as they relate to all aspects of the mortgage business, which includes a review performed by an independent third party. We also obtain substantial reference checks on potential participants from a variety of sources to ensure these companies have a satisfactory track record. Once these reviews are completed, the Senior Vice President – Mortgage Warehousing prepares a “Request for Approval” summarizing this information. Our Commercial Credit department performs a detailed financial analysis of potential participants as well. This information is then presented to the Board of Directors for approval.

We also have established several controls to minimize potential risks as they relate to approved mortgage warehouse participants. The LaPorte Savings Bank has engaged an outside mortgage due diligence firm to perform onsite due diligence reviews of the participants. Each participant is reviewed at least every three years; however, participants with higher approved line limits are reviewed every other year and in some cases annually. We may have a special review performed on any of our participants at any time, if warranted. We maintain daily interaction with all of our participants and also continue our own on-site visits. Participants are required to maintain errors and omission insurance and fidelity bond coverage.

In an effort to minimize potential risks as they relate to the individual mortgage loans originated by the mortgage warehouse participants, we have established several controls. The LaPorte Savings Bank will not fund a mortgage loan unless there is a valid takeout commitment to purchase from an institutional secondary market investor on our approved investor list. We will only wire funds for the origination of a loan to title companies which are independent of the mortgage warehouse participant. The LaPorte Savings Bank randomly selects loans each month for internal verification purposes and results are reported monthly to the Officer Loan Committee. If a mortgage loan remains in the warehouse for more than 60 days, a principal curtailment payment is required which results in the mortgage loan being paid off within 180 days of origination.

Lastly, The LaPorte Savings Bank maintains a financial institution’s Third Party Catastrophe Blanket Bond insurance policy. The policy provides coverage for any fraudulent acts of the mortgage warehouse participants or any fraudulent acts of a third party involved in the mortgage transaction. The limit of liability for this policy is $7.5 million, with a deductible of $1.0 million at December 31, 2012.

As of December 31, 2012, we had repurchase agreements with 11 mortgage companies and held $137.5 million of mortgage warehoused loans. During the year ended December 31, 2012, we recorded interest income of $5.2 million, mortgage warehouse loan fees of $835,000 and wire transfer fees of $295,000. During the year ended December 31, 2011, we recorded interest income of $3.4 million, mortgage warehouse loan fees of $569,000 and wire transfer fees of $181,000.

Commercial Real Estate and Five or More Family Loans. At December 31, 2012, $94.1 million, or 29.6%, of our total loan portfolio consisted of commercial real estate and five or more family loans. Our commercial real estate and five or more family loans are secured by retail, industrial, warehouse, service, medical, residential apartment complexes and other commercial properties. Because, on average, our commercial real estate and five or more family loans have a shorter term to repricing and a higher yield than our residential loans, such loans can be a helpful asset/liability management tool.

We originate both fixed- and adjustable-rate commercial real estate and five or more family loans, including partially guaranteed U.S. Small Business Administration loans. At December 31, 2012, we had $3.2 million of U.S. Small Business Administration loans in this portfolio. Our originated fixed-rate commercial real estate and five or more family loans generally have initial terms of up to five years, with a balloon payment at the end of the term. Our originated adjustable-rate commercial real estate and five or more family loans generally have an initial term of three- to five-years and a repricing option. Our originated commercial real estate and five or more family loans generally amortize over 15 to 20 years. The maximum loan-to-value ratio of our commercial real estate and five or more family loans is generally 80%. At December 31, 2012, our largest commercial real estate loan relationship was $4.4 million and was secured by a hotel and medical complex. At December 31, 2012, this loan relationship was performing in accordance with its original repayment terms. At December 31, 2012, our largest five or more family loan relationship was $6.4 million and was secured by three residential apartment complexes. At December 31, 2012, this loan relationship was performing in accordance with its original repayment terms.

We consider a number of factors in originating commercial real estate and five or more family loans. We evaluate the qualifications and financial condition of the borrower, including credit history, cash flows and management expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service, the ratio of the loan amount to the appraised value of the mortgaged property and the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 1.20 times the annual debt service. It is our general policy to obtain personal guarantees from commercial real estate borrowers although we may consider waiving this requirement based upon the loan-to-value ratio and the debt coverage ratio of the proposed loan. All purchase-money and mortgage refinance borrowers are required to obtain title insurance. We also require on-going financial reporting, fire and casualty insurance and, where circumstances warrant, flood insurance.

Loans secured by commercial real estate generally are considered to present greater risk than one- to four-family residential loans. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property, and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including declining real estate values. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate and more vulnerable to adverse economic conditions.

Set forth below is information regarding our commercial real estate and five or more family loans at December 31, 2012.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)
Non-owner occupied real estate:
Commercial real estate	110	$10,928
Five or more family	19	14,284
Owner occupied real estate:
Development and rental	22	5,019
Health care and social	13	4,167
Retail trade	42	8,174
Accommodation and food	33	16,698
Other services	45	5,889
Manufacturing	36	8,259
Construction	50	8,417
Arts, entertainment and recreation	13	5,723
Other miscellaneous	51	6,542

	434	$94,100

At December 31, 2012, $3.3 million of our commercial real estate loans were classified as non-performing. At December 31, 2012, none of our five or more family loans were classified as non-performing.

Commercial Loans. At December 31, 2012, $20.2 million, or 6.4%, of our total loan portfolio consisted of commercial loans. As part of our plan to increase commercial business lending, in September 2011, we hired a new Executive Vice President and Chief Credit Officer to lead this initiative. Commercial credit is offered primarily to business customers, usually for asset acquisition, business expansion or working capital purposes. Current term loan originations generally have a three- to five-year term with a balloon payment. Current term loan originations will not exceed 20 years without approval from the board. The maximum loan-to-value ratio of our current commercial loan originations is generally between 50% to 80% depending on the type and marketability of the loan’s underlying collateral. The extension of a commercial credit is based on the ability and stability of management, whether cash flows support the proposed debt repayment, earnings projections and the assumptions for such projections and the value and marketability of any underlying collateral. At December 31, 2012, our largest commercial loan balance was $3.9 million, and was secured by medical equipment. At December 31, 2012, this loan was performing in accordance with its original terms.

Set forth below is information regarding The LaPorte Savings Bank’s commercial business (non-real estate) loans at December 31, 2012.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)
Health care and social	10	$4,549
Retail trade	94	1,887
Accommodation and food	6	2,309
Other services	20	718
Manufacturing	27	3,950
Construction	20	248
Public Administration	14	1,914
Finance, insurance and estates	6	2,733
Other miscellaneous	38	1,871

	235	$20,179

Commercial loans generally have a greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are generally higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself which may be highly vulnerable to changes in general economic conditions (including the recent weak economic environment). Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards. At December 31, 2012, $29,000 of our commercial loans were classified as nonperforming.

Home Equity Loans and Lines of Credit. We originate fixed and variable rate home equity loans and variable rate home equity lines of credit secured by a lien on the borrower’s residence. The home equity products we originate generally are limited to 80% of the property value less any other mortgages. The variable interest rates for home equity loans and lines of credit are determined by a specified margin over the Wall Street Journal prime rate and may not exceed a designated maximum over the life of the loan. Our home equity lines of credit have an interest rate floor and at December 31, 2012 a majority of these loans’ interest rates were at their floor. We currently offer home equity loans with terms of up to 10 years with principal and interest paid monthly from the closing date. Our home equity lines of credit provide for an initial draw period of up to 10 years, and payments include principal and interest calculated based on 2% of the outstanding principal balance. We offer interest-only home equity loans up to a five year term with payments of monthly interest. At the end of the initial term, the line must be paid in full or renewed.

At December 31, 2012, $12.3 million or 3.9% of our total loan portfolio consisted of home equity loans and lines of credit. At December 31, 2012, our largest home equity loan balance was $207,000 At December 31, 2012, this loan was performing in accordance with its original terms.

Home equity lending is subject to the same risks as one- to four-family residential lending except that, since home equity loans tend to carry higher loan -to-value ratios and more household debt than one- to four-family residential loans, there is often a somewhat higher degree of credit risk, particularly in a period of economic difficulties such as is currently occurring.

At December 31, 2012, $53,000 of our home equity loans were classified as non-performing.

Construction and Land Loans. At December 31, 2012, $11.8 million, or 3.7%, of our total loan portfolio consisted of construction and land loans. We make commercial land development and residential land loans. These loans generally have an interest-only phase during construction then convert to permanent financing. The maximum loan-to-value ratio applicable to these loans is generally 80%. At December 31, 2012, our total balance of commercial land development and residential land loans was $8.9 million. At December 31, 2012, our largest commercial real estate development loan relationship was $2.2 million, and was secured by developed land. At December 31, 2012, this loan relationship was considered a nonperforming loan. We are currently in the process of foreclosure and based on our most recent collateral value assessment, in addition to judgment liens on unencumbered real estate, management believes no additional provision for loan losses will be required.

We also occasionally make loans to builders and developers for the development of one- to four-family lots in our market area. Land loans are generally made in amounts up to a maximum loan-to-value ratio of 75% based upon an independent appraisal. It is our general policy to obtain personal guarantees for our land loans.

A majority of our mortgage construction loans are for the construction of residential properties and carry fixed rates. Most of our current residential construction loan originations are structured for permanent mortgage financing once the construction is completed. At December 31, 2012, our largest residential construction loan balance was $934,000, and was secured by the construction of a one- to four-family residence. At December 31, 2012 this loan was performing in accordance with its original terms.

We also make construction loans for commercial development projects such as hospitality, apartment, small retail and office buildings. These loans generally have an interest-only phase during construction then convert to permanent financing. Disbursements of construction loan funds are at our discretion based on the progress of construction and are processed through a title company. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. At December 31, 2012, we had construction loans with an outstanding aggregate balance of $1.8 million and $2.2 million of undrawn commitments which were secured by commercial property. At December 31, 2012, our largest commercial construction loan balance was $650,000, and was secured by the construction of a golf course clubhouse. At December 31, 2012, this loan was performing in accordance with its original terms.

The majority of our current construction loans are subject to our normal underwriting procedures prior to being converted to permanent financing. Most of our current construction loans, once converted to permanent financing, repay over a twenty-year period. In addition, most of our current construction loans require only the payment of interest during the construction period. Most of our current construction loans are made in amounts of up to 80% of the lesser of the appraised value of the completed property or contract price plus value of the land improvements. Funds are disbursed based on our inspections in accordance with a schedule reflecting the completion of portions of the project.

In the past, we occasionally have made loans to builders and developers “on speculation” to finance the construction of residential property where justified by an independent appraisal. Whether we are willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by a separate underwriting process. At December 31, 2012, we had no construction loans outstanding secured by one- to four-family residential property built on speculation. Given the current state of the economy and overall concerns with the construction development industry, we have exited this type of lending and do not anticipate a change in this strategy in the near future.

For all construction and land loans, we utilize outside independent appraisers approved by the Officer Loan Committee. All borrowers are required to obtain title insurance. We also require builders risk insurance on construction loans and, where circumstances warrant, flood insurance on properties.

The table below sets forth, by type of construction and land loan, the amount of our construction and land loans, including the amount of such non-performing loans at December 31, 2012, all of which are secured by properties located in our market area.

	Net Principal Balance	Non-Performing
	(In thousands)
One- to four-family construction	$1,108	$—
Multi-family construction	30	—
Commercial construction	1,763	—
Land	8,857	2,958

Total construction and land loans	$11,758	$2,958

Construction and land lending generally affords us an opportunity to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction and land lending to persons other than owner-occupants generally involve a higher level of credit risk than permanent one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on construction projects (including the current economic slowdown), real estate developers and managers. In particular, today’s slow real estate market will likely have a very significant impact on the ability of the borrower to sell the newly constructed units. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Our risk of loss on a construction or land loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project (which may fluctuate based on market demand) and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project with a value that is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt. In such cases, we may be required to modify the terms of the loan.

Consumer and Other Loans. We offer a variety of loans that are either unsecured or secured by assets other than real estate. The secured loans are secured by deposits, recreational vehicles or boats, and automobiles. Our automobile loans are originated directly by us and indirectly through local automobile dealerships. At December 31, 2012, these consumer and other loans totaled $5.0 million, or 1.58%, of the total loan portfolio. At December 31, 2012, $1.2 million, or 0.36% ,of our total loan portfolio consisted of indirect automobile loans, down from $2.2 million, or 0.75%, of our total loan portfolio at December 31, 2011.

The terms of our consumer and other loans vary according to the type of collateral, length of contract, and creditworthiness of the borrower. We generally will write indirect and direct automobile loans for up to 100% of the retail value for a new automobile and up to 100% of the wholesale value for a used automobile. The repayment schedule of loans covering both new and used vehicles is consistent with the expected life and normal depreciation of the vehicle. The majority of the loans for recreational vehicles and boats were originated by City Savings Bank prior to the City Savings Bank merger and were written for no more than 80% of the estimated sales price of the collateral, for a term that is consistent with its expected life and normal depreciation.

Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are likely to be affected by adverse personal circumstances and the overall economy, including the current weak economic environment. Furthermore, the application of various state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.

Loan Originations, Purchases and Sales. Our loan origination activities have been primarily concentrated in our local market area. New loans are generated primarily from local realtors, walk-in customers, customer referrals, and other parties with whom we do business, and from the efforts of commissioned residential mortgage originators and advertising. Loan applications are underwritten and processed at our main office.

From time to time, we purchase loans from third parties to supplement loan production. In particular, we may purchase loans of a type that are not available, or that are not available with as favorable terms, in our own market area. We generally use the same underwriting standards in evaluating loan purchases as we do in originating loans. We made no loan purchases during 2012. During 2011, we purchased one U.S. Department of Agriculture guaranteed loan from a third party. At December 31, 2012, $1.8 million, or less than 1% of our loan portfolio consisted of purchased loans. At December 31, 2012, all of our purchased loans were serviced by others.

We often sell some of our originated loans in the secondary market. We generally make decisions regarding the amount of loans we wish to sell based on interest rate and/or credit risk management considerations. For instance, during fiscal 2012 and fiscal 2011, we sold most of our fixed rate residential loan production as the low rate environment made such loans attractive to consumers but unattractive to us as long-term investments. We base our decision on servicing residential mortgage loans based on customer preference and adjust the rate accordingly. If a customer desires for us to service the residential mortgage loan then we generally sell the loan to Freddie Mac with servicing retained, otherwise we generally sell the residential mortgage loan with servicing released to a private investor. At December 31, 2012, we serviced $68.5 million of loans for others, the majority of which were mortgage loans serviced for Freddie Mac. In addition, we occasionally sell participation interests in our large, multi-family and commercial real estate loans in order to diversify our risk.

The following table shows our loan origination, sale and principal repayment activities during the years indicated. One commercial real estate loan was purchased during the years indicated.

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Total loans at beginning of period	$298,954	$276,913	$258,929
Loans originated:
Real estate:
One- to four-family	49,634	39,244	45,217
Five or more family	3,181	6,919	5,408
Commercial	16,745	13,602	18,778
Construction	5,482	3,127	6,549
Land	211	2,246	2,558
Mortgage warehouse	2,787,842	1,988,579	2,636,203
Consumer and other loans:
Home equity	6,775	3,669	2,194
Commercial	9,285	6,750	4,072
Automobile and other	852	1,554	2,410

Total loans originated	2,880,007	2,065,690	2,723,389
Loans purchased:
Real estate:
One- to four-family	—	—	—
Five or more family	—	—	—
Commercial	—	1,007	—
Construction	—	—	—
Land	—	—	—
Consumer and other loans:
Home equity	—	—	—
Commercial	—	—	—
Automobile and other	—	—	—

Total loans sold	—	1,007	—
Loans sold:
Real estate:
One- to four-family	(49,916)	(39,028)	(40,762)
Five or more family	—	—	—
Commercial	—	—	—
Construction	—	—	—
Land	—	—	—
Consumer and other loans:
Home equity	—	—	—
Commercial	—	—	—
Automobile and other	—	—	—

Total loans sold	(49,916)	(39,028)	(40,762)
Deduct:
Principal repayments	(2,811,259)	(2,005,628)	(2,664,643)

Net loan activity	18,832	22,041	17,984

Total loans at end of period (excluding net deferred loan fees and costs)	$317,786	$298,954	$276,913

Nonperforming Loans and Assets. We use the accrual method of accounting for all performing loans. The accrual of interest income is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. When a loan is placed on nonaccrual status, unpaid interest previously credited to income is reversed. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is brought in accordance with the contractual terms for a reasonable period of time and ultimate collectibility of total contractual principal and interest is no longer in doubt. Loans considered to be troubled debt restructurings follow the same policy for accrual of interest income as mentioned above.

In our collection efforts, we will first attempt to cure any delinquent loan. If a real estate secured loan is placed on nonaccrual status, it will be subject to transfer to the other real estate owned (“OREO”) portfolio (properties acquired by or in lieu of foreclosure), upon which our loan servicing department will pursue the sale of the real estate. Prior to this transfer, the loan balance may be reduced, with a charge-off against the allowance for loan losses if necessary, to reflect its current market value less estimated costs to sell. Write downs of OREO that occur after the initial transfer from the loan portfolio and costs of holding the property are recorded as other operating expenses, except for significant improvements which are capitalized to the extent that the carrying value does not exceed estimated net realizable value.

Fair values for determining the value of collateral are estimated from various sources, such as real estate and equipment appraisals, financial statements and from any other reliable sources of available information. For those loans deemed to be impaired, collateral value is reduced for the estimated costs to sell. Reductions of collateral value are based on historical loss experience, current market data, and any other source of reliable information specific to the collateral.

This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance for loan losses at levels to absorb probable incurred losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.

The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated. None of our mortgage warehouse loans have been considered nonperforming assets at the dates indicated.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
One- to four- family	$1,831	$1,325	$1,224	$1,059	$449
Five or more family	—	—	—	—	—
Commercial	2,642	1,935	2,819	3,854	3,036
Construction	—	—	—	858	1,588
Land	2,985	2,800	2,468	1,169	—

Total real estate	$7,458	$6,060	$6,511	$6,940	$5,073
Consumer and other loans:
Home equity	53	14	377	392	121
Commercial	—	28	—	381	1,535
Automobile and other	5	8	4	3	21

Total consumer and other loans	$58	$50	$381	$776	$1,677
Total troubled debt restructured loans(1)	842	254	—	—	—

Total nonaccrual loans	$8,358	$6,364	$6,892	$7,716	$6,750
Loans greater than 90 days delinquent and still accruing:
Real estate:
One- to four- family	$—	$—	$—	$—	$—
Five or more family	—	—	—	—	—
Commercial	—	—	—	—	—
Construction	—	—	—	—	—
Land	—	—	—	—	—

Total real estate	$—	$—	$—	$—	$—
Consumer and other loans:
Home equity	—	—	—	—	—
Commercial	—	—	—	—	—
Automobile and other	—	—	—	—	—

Total consumer and other loans	$—	$—	$—	$—	$—
Total troubled debt restructured loans still accruing	—	—	—	—	—

Total nonperforming loans	$8,358	$6,364	$6,892	$7,716	$6,750
Foreclosed assets:
One- to four- family	$133	$140	$596	$399	$917
Five or more family	—	—	—	—	—
Commercial	384	365	530	155	—
Construction	—	—	—	—	—
Land	385	507	390	—	4
Consumer	—	—	—	—	—
Business assets	—	—	—	—	—

Total foreclosed assets	$902	$1,012	$1,516	$554	$921

Total nonperforming assets	$9,260	$7,376	$8,408	$8,270	$7,671

Ratios:
Nonperforming loans to total loans	2.63%	2.13%	2.49%	2.98%	3.04%
Nonperforming assets to total assets	1.88%	1.55%	1.89%	2.04%	2.08%

(1)	At December 31, 2012, $127,000 of one- to four-family residential loans, $648,000 commercial real estate loans, $29,000 commercial loans and $38,000 automobile and other loans were classified as troubled debt restructured loans. At December 31, 2011, $129,000 of one- to four-family residential loans, $92,000 commercial real estate loans and $33,000 commercial loans were classified as troubled debt restructured loans.

Total nonperforming loans increased $2.0 million to $8.4 million at December 31, 2012 compared to $6.4 million at December 31, 2011. The increase in nonperforming loans was due to the addition of four relationships totaling $1.9 million which moved to nonaccrual status during 2012. The first relationship totaled $508,000 at December 31, 2012 and was secured by a strip mall in Porter County. This relationship also includes an office building located in Porter County, Indiana which was moved to other real estate owned during the fourth quarter of 2012. The Company has an agreement to sell both of these properties with an expected closing during the second quarter of 2013. Management does not anticipate any additional losses as a result of this transaction. The second relationship totaled $588,000 at December 31, 2012 and is secured by a restaurant located in Lake County, Indiana. During the fourth quarter of 2012, this relationship was restructured into an A/B note structure and is classified as a troubled debt restructuring. The A note totaled $588,000 at December 31, 2012 and will remain in nonaccrual status for at least six months before management considers moving this note back to accrual status. The B note totaled $157,000 and was immediately charged-off at the time of restructuring. The third relationship totaled $433,000 at December 31, 2012 and is secured by a hotel located in LaPorte County, Indiana. The Company holds the first lien on this property with the United States Small Business Administration holding a second lien on the property. The final relationship totaled $390,000 at December 31, 2012 and is secured by several non-owner occupied rental properties and a residential property in LaPorte County, Indiana.

Nonperforming commercial real estate and land loans totaled $5.6 million at December 31, 2012, of which $3.0 million was attributable to one loan relationship secured primarily by developed land with close proximity to Lake Michigan that was originally intended for residential use. We are currently receiving payments through a bankruptcy filing granted to this borrower just prior to the sheriff sale during the third quarter of 2012.

For the year ended December 31, 2012, contractual gross interest income of $439,000, would have been recorded on non-performing loans if those loans had been current in accordance with their original terms and been outstanding throughout the year or since origination. For the year ended December 31, 2012, gross interest income that was recorded related to such non-performing loans totaled $29,000.

Troubled Debt Restructured Loans. A loan is considered a troubled debt restructuring if we grant a concession to the borrower and the borrower is experiencing financial difficulties. According to our current loan policy, loans with a risk grade of 5 or higher which are in the process of being renewed, refinanced or modified are reviewed by the Officer Loan Committee to determine if the loan should be considered a troubled debt restructuring. All other borrower requested modifications are reviewed by the Executive Vice President and Chief Credit Officer to determine if the loan should be considered a troubled debt restructuring. These loans may also be reviewed by the Officer Loan Committee. At December 31, 2012 and December 31, 2011, we had $842,000 and $254,000 in loans classified as troubled debt restructurings. At December 31, 2012, $127,000 of our troubled debt restructurings were one- to four-family residential loans, $648,000 were commercial real estate loans, $29,000 were commercial loans and $38,000 were automobile and other loans. All of these loans were in nonaccrual status as of December 31, 2012.

For the year ended December 31, 2012 and 2011, gross interest income that would have been recorded had our troubled debt restructurings been current in accordance with their original terms was $17,000 and $31,000, respectively. For the year ended December 31, 2012 and 2011, gross interest income that was recorded related to our troubled debt restructurings totaled $0 for both time periods.

Delinquencies and Problem Assets. After a real estate secured loan becomes 15 days late, or 10 days for consumer and commercial loans, we deliver a computer generated late charge notice to the borrower and will attempt to contact the borrower by telephone to make arrangements for payment. We attempt to make satisfactory arrangements to bring the account current, including interviewing the borrower, until the loan is brought current or a determination is made to recommend foreclosure, deed-in-lieu of foreclosure or other appropriate action. After a loan becomes delinquent between 20 and 30 days or more, we will generally refer the matter to the Management Collections Committee, comprised of the Executive Vice President and Chief Credit Officer, Assistant Vice President of Mortgage Warehousing and the Collections Manager, which may authorize legal counsel to commence foreclosure proceedings.

All delinquent loans are reviewed on a regular basis and such loans are placed on nonaccrual status when they become more than 90 days delinquent with the only exception being with matured loans in which full payment of principal and interest is expected. When loans are placed on nonaccrual status, unpaid accrued interest for the current year is fully charged-off against interest income, any prior year unpaid accrued interest is charged-off against the allowance for loan losses, and further income is recognized only to the extent received, if there is no risk of loss of principal, in which case all payments are applied to principal.

The following table sets forth certain information with respect to our loan portfolio delinquencies by type and amount at the periods indicated. None of our mortgage warehouse loans have been delinquent at the periods indicated.

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2012:
Real estate:
One- to four-family	11	$524	3	$283	12	$1,469	26	$2,276
Five or more family	—	—	—	—	—	—	—	—
Commercial	5	1,019	1	24	14	2,642	20	3,685
Construction	—	—	—	—	—	—	—	—
Land	—	—	1	109	5	2,494	6	2,603

Total real estate	16	1,543	5	416	31	6,605	52	8,564
Consumer and other loans:
Home equity	2	21	—	—	2	25	4	46
Commercial	3	66	—	—	—	—	3	66
Automobile and other	3	13	—	—	3	5	6	18

Total consumer and other loans	8	100	—	—	5	30	13	130

Total	24	$1,643	5	$416	36	$6,635	65	$8,694

At December 31, 2011:
Real estate:
One- to four-family	14	$1,292	1	$55	9	$1,115	24	$2,462
Five or more family	1	43	—	—	—	—	1	43
Commercial	3	1,058	2	127	9	1,589	14	2,774
Construction	—	—	—	—	—	—	—	—
Land	1	216	—	—	3	2,248	4	2,464

Total real estate	19	2,609	3	182	21	4,952	43	7,743
Consumer and other loans:
Home equity	—	—	—	—	1	14	1	14
Commercial	—	—	—	—	2	28	2	28
Automobile and other	3	27	1	14	3	8	7	49

Total consumer and other loans	3	27	1	14	6	50	10	91

Total	22	$2,636	4	$196	27	$5,002	53	$7,834

At December 31, 2010:
Real estate:
One- to four-family	16	$1,200	—	$—	11	$1,021	27	$2,221
Five or more family	1	48	—	—	—	—	1	48
Commercial	6	1,328	—	—	9	1,580	15	2,908
Construction	—	—	—	—	—	—	—	—
Land	1	44	—	—	2	220	3	264

Total real estate	24	2,620	—	—	22	2,821	46	5,441
Consumer and other loans:
Home equity	—	—	1	377	—	—	1	377
Commercial	—	—	1	35	—	—	1	35
Automobile and other	7	184	—	—	3	4	10	188

Total consumer and other loans	7	184	2	412	3	4	12	600

Total	31	$2,804	2	$412	25	$2,825	58	$6,041

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2009:
Real estate:
One- to four-family	14	$850	2	$53	9	$878	25	$1,781
Five or more family	—	—	—	—	—	—	—	—
Commercial	6	1,374	—	—	11	3,855	17	5,229
Construction	—	—	—	—	1	858	1	858
Land	1	699	—	—	4	1,169	5	1,868

Total real estate	21	2,923	2	53	25	6,760	48	9,736
Consumer and other loans:
Home equity	7	419	—	—	2	376	9	795
Commercial	—	—	1	45	3	381	4	426
Automobile and other	13	113	1	6	3	3	17	122

Total consumer and other loans	20	532	2	51	8	760	30	1,343

Total	41	$3,455	4	$104	33	$7,520	78	$11,079

At December 31, 2008:
Real estate:
One- to four-family	14	$1,076	2	$118	3	$314	19	$1,508
Five or more family	1	57	—	—	—	—	1	57
Commercial	6	739	1	2,023	3	777	10	3,539
Construction	—	—	1	953	4	635	5	1,588
Land	—	—	1	111	—	—	1	111

Total real estate	21	1,872	5	3,205	10	1,726	36	6,803
Consumer and other loans:
Home equity	4	105	1	17	5	99	10	221
Commercial	2	68	4	1,075	4	491	10	1,634
Automobile and other	15	142	1	6	4	21	20	169

Total consumer and other loans	21	315	6	1,098	13	611	40	2,024

Total	42	$2,187	11	$4,303	23	$2,337	76	$8,827

Classified Assets. Banking regulations and our Asset Classification Policy provide that loans and other assets considered to be of lesser quality should be classified as “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, thereby adversely affecting the repayment of the asset.

An institution is required to establish specific allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. Our determination as to the classification of our assets and the amount of our valuation allowances are subject to review by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation which can order the establishment of additional general or specific loss allowances.

On the basis of management’s review of our assets, at December 31, 2012, we identified approximately $11.4 million of our assets as special mention and classified and $12.7 million as substandard. Substandard loans increased $3.7 million at December 31, 2012 when compared to December 31, 2011, primarily due to a $2.5 million commercial real estate relationship moving from special mention to substandard during the year. A line of credit within this relationship was renewed during the first quarter of 2012 and the review of the relationship’s financial performance resulted in a downgrade. The global financial performance for the relationship although improving over the last several years, has continued to be stressed due to the current weak economic environment and its impact on the primary borrower’s industry, which consists of supplying materials to the construction industry. The relationship includes a corporate guarantor which strengthens the relationships global cash flow. The corporate guarantor is in the nonrelated industry of real estate leasing. Additional personal guarantees were also obtained at the renewal. The borrower has kept all obligations current and therefore the relationship remained in accrual status at December 31, 2012. Since the renewal during the first quarter of 2012, this relationship has been reduced by $507,000 primarily due to the sale of a property and the global financial performance continues to show consistent improvement, although the primary borrower’s industry remains stressed. Management also reviewed this renewal for consideration as a troubled debt restructuring. As we did not grant a concession, this relationship was not considered to be a troubled debt restructuring. At December 31, 2012, none of our assets were classified as loss.

The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute nonperforming assets.

On the basis of this review of our assets, we had classified or identified as special mention the following assets as of the date indicated:

	At December 31,
	2012	2011	2010
	(In thousands)
Special mention	$11,404	$17,741	$6,593
Substandard	12,712	9,026	10,272
Doubtful	—	61	1,215
Loss	—	—	—

Total classified and special mention assets	$24,116	$26,828	$18,080

Other than as provided above, there are no potential problem loans that are accruing but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with present loan repayment terms.

Allowance for Loan Losses

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected. All individually classified commercial and commercial real estate loans are evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

We are subject to periodic examinations by our federal and state regulatory examiners and may be required by such regulators to recognize additions to the allowance for loan losses based on their assessment of credit information available to them at the time of their examinations. The process of assessing the adequacy of the allowance for loan losses is necessarily subjective. Further, and particularly in times of economic weakness, it is reasonably possible that future credit losses may exceed historical loss levels and may also exceed management’s current estimates of incurred credit losses inherent within the loan portfolio. As such, there can be no assurance that future charge-offs will not exceed management’s current estimate of what constitutes a reasonable allowance for loan losses.

We acquired a group of loans through the acquisition of City Savings Bank on October 12, 2007. Acquired loans that showed evidence of credit deterioration since their origination were recorded at an allocated fair value, such that there is no carryover of the seller’s specific allowance for loan losses for those loans. After acquisition, incurred losses are recognized by an increase in the allowance for loan losses.

While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans that are on nonaccrual are applied first to principal until there is no risk of loss of the principal. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio, and such losses were both probable and reasonably estimable.

The following table sets forth activity in our allowance for loan losses for the years indicated. We have not experienced any charge-offs or recoveries in our mortgage warehouse portfolio for the years indicated.

	At or For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance at beginning of period	$3,772	$3,943	$2,776	$2,512	$1,797
Charge-offs:
Real estate:
One- to four- family	(84)	(132)	(172)	(213)	(130)
Five or more family	—	—	—	—	—
Commercial	(370)	(1,057)	(1,107)	(1)	—
Construction	—	—	(558)	(30)	—
Land	—	(27)	—	—	—

Total real estate	(454)	(1,216)	(1,837)	(244)	(130)
Consumer and other loans:
Home equity	(35)	(52)	(105)	(28)	(35)
Commercial	(13)	—	(313)	(268)	(222)
Automobile and other	(67)	(62)	(78)	(100)	(96)

Total consumer and other loans	(115)	(114)	(496)	(396)	(353)

Total charge-offs	(569)	(1,330)	(2,333)	(640)	(483)
Recoveries:
Real estate:
One- to four- family	2	—	—	—	1
Five or more family	—	—	—	—	—
Commercial	8	—	—	—	—
Construction	—	—	—	—	—
Land	—	—	—	—	—

Total real estate	10	—	—	—	1
Consumer and other loans:
Home equity	1	2	—	1	2
Commercial	38	—	—	9	5
Automobile and other	19	20	28	43	65

Total consumer and other loans	58	22	28	53	72

Total recoveries	68	22	28	53	73
Net (charge-offs) recoveries	(501)	(1,308)	(2,305)	(587)	(410)
Provision for loan losses	1,037	1,137	3,472	851	1,125
Allowance acquired through merger (general reserve only)	—	—	—	—	—

Balance at end of period	$4,308	$3,772	$3,943	$2,776	$2,512

Ratios:
Net charge-offs to average loans outstanding	0.17%	0.50%	0.87%	0.25%	0.19%
Allowance for loan losses to nonperforming loans at end of period	51.54%	59.27%	57.21%	35.98%	37.21%
Allowance for loan losses to total loans at end of period	1.35%	1.26%	1.42%	1.07%	1.13%

Allocation of Allowance for Loan Losses. The following table sets forth the allowance for loan losses allocated by loan category, the total loan balances by category, and the percent of loans in each category to total loans at the dates indicated. The allowance for loan losses allocated to each category is not necessarily indicative of future losses in any particular category and does not restrict the use of the allowance to absorb losses in other categories.

	At December 31,
	2012			2011
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate:
One- to four- family	$401	$36,996	11.64%	$374	$45,576	15.25%
Five or more family	279	14,284	4.49	422	17,719	5.93
Commercial	1,867	79,816	25.12	1,868	80,430	26.90
Construction	36	2,901	0.91	31	3,806	1.27
Land	877	8,857	2.79	233	9,634	3.22

Total real estate	3,460	142,854	44.95	2,928	157,165	52.57
Mortgage warehouse	601	137,467	43.26	393	103,864	34.74
Consumer and other:
Home equity	130	12,267	3.86	119	12,966	4.34
Commercial	74	20,179	6.35	223	18,017	6.03
Automobile and other	43	5,019	1.58	109	6,942	2.32

Total consumer and other	247	37,465	11.79	451	37,925	12.69

Total loans (excluding net deferred loan fees and costs)	$4,308	$317,786	100.00%	$3,772	$298,954	100.00%

	At December 31,
	2010			2009
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate:
One- to four- family	$389	$57,144	20.64%	$378	$70,126	27.08%
Five or more family	216	11,586	4.18	77	6,743	2.61
Commercial	2,311	79,807	28.82	1,300	75,506	29.16
Construction	108	6,832	2.47	46	5,420	2.09
Land	185	10,795	3.90	221	11,753	4.54

Total real estate	3,209	166,164	60.01	2,022	169,548	65.48
Mortgage warehouse	139	69,600	25.13	176	43,765	16.90
Consumer and other:
Home equity	142	14,187	5.12	215	15,704	6.07
Commercial	344	17,977	6.49	238	18,122	7.00
Automobile and other	109	8,985	3.25	125	11,790	4.55

Total consumer and other	595	41,149	14.86	578	45,616	17.62

Total loans (excluding net deferred loan fees and costs)	$3,943	$276,913	100.00%	$2,776	$258,929	100.00%

	At December 31,
	2008
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate:
One- to four- family	$372	$84,706	38.10%
Five or more family	55	5,200	2.34
Commercial	933	65,078	29.27
Construction	52	7,736	3.48
Land	138	11,016	4.95

Total real estate	1,550	173,736	78.14
Mortgage warehouse	—	—	—
Consumer and other:
Home equity	86	15,579	7.01
Commercial	747	19,390	8.72
Automobile and other	129	13,622	6.13

Total consumer and other	962	48,591	21.86

Total loans (excluding net deferred loan fees and costs)	$2,512	$222,327	100.00%

Securities Activities

Our securities investment policy is established by our Board. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.

Our investment policy is reviewed annually by our Board and all policy changes recommended by management must be approved by the Board. Authority to make investments under the approved guidelines are delegated to appropriate officers. While general investment strategies are developed and authorized by the Board, the execution of specific actions with respect to securities held by The LaPorte Savings Bank rests with the Chief Executive Officer and President/Chief Financial Officer. The Chief Executive Officer and President/Chief Financial Officer are authorized to execute investment transactions with respect to securities held by The LaPorte Savings Bank within the scope of the established investment policy.

We have retained an independent financial institution to provide us with portfolio accounting services, including a monthly portfolio performance analysis of our securities portfolio. These reports, together with another third party review provided quarterly, are reviewed by management in making investment decisions. The Asset/Liability Management Committee and the Board review a summary of these reports on a monthly basis. We also use this financial institution along with other third party brokers to effect security purchases and sales.

On October 1, 2011, The LaPorte Savings Bank formed a wholly-owned subsidiary, LSB Investments, Inc., a Nevada corporation (“LSB Investments”) after receiving approval from the Indiana Department of Financial Institutions. A significant portion of our investment securities were transferred to and held by LSB Investments, consisting of mortgage-backed securities, municipal bonds and agency securities. At December 31, 2012, the fair value of such securities held by LSB Investments was $64.0 million. In addition, at December 31, 2012, interest-earning time deposits were also held by LSB Investments. Because LSB Investments is located in Nevada and makes decisions independently from The LaPorte Savings Bank, the earnings attributable on such securities are not taxable to us for Indiana state income tax purposes. Investment decisions with respect to LSB Investments are made by a third party company based in Nevada, The Key State Companies, who have performed such services for over 20 years for other financial institutions. In general, The Key State Companies utilize investment guidelines similar to ours. The board of LSB Investments consists of two employees of The LaPorte Savings Bank and one employee of The Key State Companies to ensure effective oversight.

Our current investment policy generally permits security investments in debt securities issued by the U.S. government and U.S. agencies, municipal bonds, and corporate debt obligations, as well as investments in common stock of the Federal Home Loan Bank of Indianapolis. The policy permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac, Ginnie Mae and the U.S. Small Business Administration. In addition, we may invest in Collateralized Mortgage Obligations (“CMOs”), Real Estate Mortgage Investment Conduits (“REMICs”) and other mortgage-related products, corporate debt, interest-earning time deposits and Community Reinvestment Act Qualified Investment Funds. The Company has established guidelines and limitations in certain sectors of the securities portfolio and any exceptions are reported to the Board of Directors. At December 31, 2012, there were no exceptions to these guidelines and limitations to report.

Our investment policy outlines the pre-purchase analysis, credit and interest rate risk assessment guidelines and due diligence documentation required for all permissible investments. In addition, our policy requires management to routinely monitor the investment portfolio as well as the markets for changes which may have a material, negative impact on the credit of our holdings. We engage an independent third party to review municipal and corporate securities annually.

At the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent. Securities available for sale or trading are reported at fair value, while securities held to maturity are reported at amortized cost. All of our securities are classified as available-for-sale.

Some of our securities are callable by the issuer. Although these securities may have a yield somewhat higher than the yield of similar securities without such features, these securities are subject to the risk that they may be redeemed by the issuer prior to maturing in the event general interest rates decline. At December 31, 2012, we had $31.2 million of securities which were subject to redemption by the issuer prior to their stated maturity.

In part as a result of their attractive after tax yields, we have increased our acquisitions of state and municipal securities. Permissible municipal investments include both general obligation and revenue issues which are rated in one of the four highest rating categories by a nationally recognized statistical rating organization and for which a pre-purchase safety and soundness banking assessment is completed. Investment in local state non-rated municipal securities are considered only after the creditworthiness of the issuer has been analyzed and determined to be a prudent, safe and sound investment as outlined in the investment policy. We also invest in taxable municipal securities. At December 31, 2012, we held $5.6 million in taxable municipal securities.

We purchase mortgage-backed securities in order to generate positive interest rate spreads with limited administrative expense, limited credit risk and significant liquidity. We also use mortgage-backed securities to supplement our lending activities. Mortgage-backed securities are created by pooling mortgages and issuing a security collateralized by the pool of mortgages with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although most of our mortgage-backed securities are collateralized by single-family mortgages. The issuers of such securities (generally U.S. government agencies and U.S. government-sponsored enterprises, including Fannie Mae, Freddie Mac and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as The LaPorte Savings Bank, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize borrowings and other liabilities.

Investments in mortgage-backed securities involve a risk that actual prepayments will be greater or less than the prepayment rate estimated at the time of purchase, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments, thereby affecting the net yield on such securities. We review prepayment estimates for our mortgage-backed securities at the time of purchase to ensure that prepayment assumptions are reasonable considering the underlying collateral for the securities at issue and current interest rates, and to determine the yield and estimated maturity of the mortgage-backed securities portfolio. Periodic reviews of current prepayment speeds are performed in order to ascertain whether prepayment estimates require modification that would cause amortization or accretion adjustments.

Collateralized mortgage obligations are also backed by mortgages; however, they differ from mortgage-backed securities because the principal and interest payments of the underlying mortgages are financially engineered to be paid to the security holders of pre-determined classes or tranches of these securities at a faster or slower pace. The receipt of these principal and interest payments, which depends on the proposed average life for each class, is contingent on a prepayment speed assumption assigned to the underlying mortgages. Variances between the assumed payment speed and actual payments can significantly alter the average lives of such securities. To quantify and mitigate this risk, we undertake a high level of payment analysis before purchasing these securities. We invest in collateralized mortgage obligations classes or tranches in which the payments on the underlying mortgages are passed along at a pace fast enough to provide an average life of two to five years with no change in market interest rates. At December 31, 2012, our collateralized mortgage obligations portfolio had a fair value of $55.2 million and were issued by either a U.S. government-sponsored enterprise or the U.S. Small Business Administration.

We hold Federal Home Loan Bank of Indianapolis common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Indianapolis advance program. There is no trading market for the Federal Home Loan Bank of Indianapolis stock. The aggregate carrying value of our Federal Home Loan Bank of Indianapolis stock as of December 31, 2012 was $3.8 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the Federal Home Loan Bank of Indianapolis stock represents its carrying value. However, there can be no assurance that the value of such securities will not decline in the future. We owned shares of Federal Home Loan Bank of Indianapolis stock at December 31, 2012 with a par value that was more than we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances. We are required to purchase additional stock if our outstanding advances increase.

We review equity and debt securities with significant declines in fair value on a periodic basis to determine whether they should be considered temporarily or other than temporarily impaired. In making these determinations, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) our intent not to sell the security and whether it is more likely than not that we will be required to sell the debt security before its anticipated recovery. For fixed maturity investments with unrealized losses due to interest rates where it is not more likely than not that we will be required to sell the debt security before its anticipated recovery, declines in value below cost are not assumed to be other than temporary. If a decline in the fair value of a security is determined to be other than temporary, the amount of impairment is split into two components as follows: (1) other than temporary impairment related to credit loss, which must be recognized in the income statement and (2) other than temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows to be expected to be collected and the amortized cost basis. There were no charges related to other than temporary impairment on securities held by us during the year ended December 31, 2012 or the year ended December 31, 2011.

All of our securities are classified as available-for-sale. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(In thousands)
Securities available-for-sale:
U.S. Treasury and federal agency	$8,045	$8,405	$12,187	$12,601	$20,950	$21,080
State and municipal	42,161	45,614	40,012	43,106	39,779	39,828
Mortgage-backed securities—residential	11,819	12,385	30,946	31,789	25,009	25,430
Government agency sponsored collateralized mortgage obligations	54,070	55,156	43,491	44,478	32,943	33,009
Privately issued collateralized mortgage obligations	—	—	—	—	29	30
Corporate debt securities	3,959	4,060	—	—	—	—

Total securities available-for-sale	$120,054	$125,620	$126,636	$131,974	$118,710	$119,377

At December 31, 2012, all of our mortgage-backed securities were issued by U.S. government-sponsored enterprises and all of our collateralized mortgage obligations were issued by either U.S. government-sponsored enterprises or the U.S. Small Business Administration.

At December 31, 2012, we had no investments in a single entity (other than United States government or agency sponsored securities) that had an aggregate book value in excess of 10% of our shareholders’ equity.

The composition and contractual maturities of the investment securities portfolio at December 31, 2012 are summarized in the following table. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. In addition, under the structure of some of our collateralized mortgage obligations, the short- and intermediate-tranche interests have repayment priority over the longer term tranches of the same underlying mortgage pool. Finally, some of our U.S. Treasury and other securities are callable at the option of the issuer.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury and federal agency	$—	—%	$8,045	2.40%	$—	—%	$—	—%	$8,045	$8,405	2.40%
State and municipal	—	—	3,678	3.34	16,683	3.22	21,800	4.22	42,161	45,614	3.75
Mortgage-backed securities—residential	—	—	—	—	1,281	1.98	10,538	3.15	11,819	12,385	3.02
Government agency sponsored collateralized mortgage obligations	—	—	294	3.82	5,046	1.61	48,730	2.17	54,070	55,156	2.12
Corporate debt securities	—	—	3,959	3.09	—	—	—	—	3,959	4,060	3.09

Total securities available-for-sale	$—	—%	$15,976	2.81%	$23,010	2.80%	$81,068	2.85%	$120,054	$125,620	2.83%

The following table shows our mortgage-backed securities and collateralized mortgage obligations purchase, sale and repayment activity during the periods indicated:

	For the years ended December 31,
	2012	2011	2010
	(In thousands)
Total at beginning of year	$74,437	$57,981	$56,564
Purchases of:
Mortgage-backed securities—residential	2,615	25,563	19,509
Government agency sponsored collateralized mortgage obligations	28,114	18,188	24,062
Deduct:
Principal repayments	(14,951)	(14,016)	(16,558)
Sales of:
Mortgage-backed securities—residential	(16,509)	(11,064)	(14,548)
Government agency sponsored collateralized mortgage obligations	(7,817)	(2,215)	(10,423)
Privately issued collateralized mortgage obligations	—	—	(625)

Net activity	(8,548)	16,456	1,417

Total at end of year	$65,889	$74,437	$57,981

Sources of Funds

General. Deposits, borrowings, repayments and prepayments of loans and securities, proceeds from maturing securities and cash flows from operations are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, health savings accounts, NOW accounts, checking accounts, money market accounts, certificates of deposit and IRAs. We also provide commercial checking accounts for businesses.

At December 31, 2012, our deposits totaled $349.0 million. Interest-bearing NOW, regular and other savings and money market deposits totaled $173.2 million at December 31, 2012. At December 31, 2012, we had a total of $124.8 million in certificates of deposit and individual retirement accounts. Noninterest bearing demand deposits totaled $50.9 million. A significant portion of our deposits are liquid money market accounts ($63.8 million at December 31, 2012). We monitor activity on these accounts and, based on our historical experience and our current pricing strategy, we believe we will maintain a large portion of these accounts in the near future. However, $34.1 million of these money market accounts are public fund deposits at December 31, 2012 which may be withdrawn with little notice.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we generally do not solicit such deposits as they are more difficult to retain than core deposits. At December 31, 2012, we held $20.9 million in brokered certificates of deposits through the Certificate of Deposit Registry Service (“CDARS”) program and pre-approved brokers. During the fourth quarter of 2009, we acquired $10.8 million in floating rate CDARS funds and took out a $10.3 million fixed rate interest rate swap for five years in order to address the potential for rising interest rates. During the third quarter of 2010, we acquired $5.3 million in fixed rate individual time deposit accounts through a pre-approved broker. These time deposits will mature in September 2020, however, they have the option to be called monthly beginning on September 15, 2012. We took out a $5.0 million variable rate fair value swap with matching maturity and call terms to these individual time deposits. On September 15, 2012, the fair value swap was called resulting in the Bank calling these time deposits as well. As of December 31, 2012, all of our brokered certificates of deposit were purchased through CDARS. Brokered certificates of deposits are purchased only through CDARS and pre-approved brokers.

The following table sets forth the distribution of total deposit accounts, by account type, at and for the dates indicated.

	At or for the Year Ended December 31,
	2012				2011
	Average Balance	Balance	Percent	Weighted Average Rate	Average Balance	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$44,016	$50,892	14.58%	— %	$37,019	$38,977	11.68%	—%
Money market/NOW accounts	111,283	116,666	33.43	0.42	100,048	109,913	32.95	0.42
Regular savings	54,058	56,581	16.21	0.05	48,660	50,395	15.11	0.05

Total transaction accounts	209,357	224,139	64.23	0.23	185,727	199,285	59.74	0.24
CDs and IRAs	135,334	124,831	35.77	1.39	143,650	134,275	40.26	1.88

Total deposits	$344,691	$348,970	100.00%	0.65%	$329,377	$333,560	100.00%	0.90%

	At or for the Year Ended December 31,
	2010
	Average Balance	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$35,865	$34,999	11.03%	—%
Money market/NOW accounts	73,119	87,271	27.50	0.74
Regular savings	45,363	46,563	14.67	0.11

Total transaction accounts	154,347	168,833	53.20	0.41
CDs and IRAs	148,585	148,505	46.80	2.38

Total deposits	$302,932	$317,338	100.00%	1.33%

As of December 31, 2012, the aggregate amount of our outstanding time certificates in amounts greater than or equal to $100,000 was approximately $47.6 million. The following table sets forth the maturity of these certificates as of December 31, 2012.

At December 31, 2012
(In thousands)
Three months or less	$24,314
Over three months through six months	2,815
Over six months through one year	4,237
Over one year	16,196

Total	$47,562

Borrowings

From time to time during recent years, we have utilized short-term borrowings to fund loan demand. We have also used borrowings where market conditions permit us to purchase securities of a similar duration in order to increase our net interest income by the amount of the spread between the asset yield and the borrowing cost. Finally, from time to time, we have obtained advances with terms of three years or more to extend the term of our liabilities.

We may obtain advances from the Federal Home Loan Bank of Indianapolis collateralized by our capital stock in the Federal Home Loan Bank of Indianapolis and certain of our mortgage, home equity and commercial real estate loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different maturities or repricing terms than our deposits, our interest rate risk profile may change.

Our borrowings consist of advances and overnight borrowings from the Federal Home Loan Bank of Indianapolis. Based on our current Federal Home Loan Bank of Indianapolis stock ownership, at December 31, 2012 and December 31, 2011, we had access to additional Federal Home Loan Bank of Indianapolis advances of up to $26.8 million and $2.8 million, respectively, and access to additional overnight borrowings of up to $8.0 million and $10.0 million at the Federal Reserve Bank (“FRB”) discount window, and access to additional short term borrowings of up to $15.0 million and $20.0 million at First Tennessee Bank. If we increased our ownership in Federal Home Loan Bank stock to the maximum allowable and increased our pledged collateral accordingly, we could borrow an additional $2.1 million from the Federal Home Loan Bank of Indianapolis. During 2012, we entered into an agreement with Zions First National Bank to borrow federal funds up to $9.0 million. The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated. For additional information, see Notes 9 and 10 of the Notes to our Consolidated Financial Statements.

	At or For the Years Ended December 31,
	2012	2011	2010
	(Dollars in thousands)
FHLB Advances:
Balance at end of year	$49,009	$72,021	$61,675
Average balance during year	53,292	52,180	53,288
Maximum outstanding at any month end	74,510	74,688	78,946
Weighted average interest rate at end of year	1.15%	1.18%	1.94%
Average interest rate during year	2.27%	2.81%	3.93%

FRB Discount Window:
Balance at end of year	$—	$—	$—
Average balance during year	—	—	1,457
Maximum outstanding at any month end	—	—	15,655
Weighted average interest rate at end of year	—%	—%	—%
Average interest rate during year	—%	—%	0.74%

FTN Borrowings:
Balance at end of year	$—	$—	$—
Average balance during year	100	552	36
Maximum outstanding at any month end	8,986	11,000	4,150
Weighted average interest rate at end of year	—%	—%	—%
Average interest rate during year	1.00%	1.09%	—%

Zions Bank Advance:
Balance at end of year	$—	$—	$—
Average balance during year	134	—	—
Maximum outstanding at any month end	9,000	—	—
Weighted average interest rate at end of year	—%	—%	—%
Average interest rate during year	0.75%	—%	—%

In 2007, the Company assumed subordinated debentures as a result of the City Savings Financial Corporation acquisition. In 2003, City Savings Financial Corporation formed the City Savings Bank Statutory Trust I (the “Trust”) and the trust issued 5,000 floating Trust Preferred Securities (the “Securities”) with a liquidation amount of $1,000 per preferred security in a private placement to an offshore entity for an aggregate offering price of $5,000,000. The proceeds of the $5,000,000 were used by the Trust to purchase $5,155,000 in Floating Rate Subordinated Debentures (the “Debentures”) from City Savings Financial Corporation. The Debentures and Securities have a term of 30 years and carry an interest rate adjusted quarterly of three month LIBOR plus 3.10%. At December 31, 2012, this rate was 3.41%.

On April 15, 2009, the Company executed an interest rate swap against the $5.0 million floating rate debentures for five years at an effective fixed rate of 5.54%.

In addition, during February 2009, The LaPorte Savings Bank issued a $5.0 million note due February 15, 2012 under the FDIC Temporary Debt Guarantee Program. The note bore an interest rate of 2.74% in addition to the 100 basis point FDIC guarantee fee paid by The LaPorte Savings Bank. All legal and placement fees associated with this transaction were capitalized as debt issuance costs and were amortized to interest expense over the repayment period. This note was paid in full on February 15, 2012.

In February 2010, The LaPorte Savings Bank executed two interest rate swaps against $15.0 million in maturing FHLB advances. The first interest rate swap was against a $10.0 million adjustable rate advance tied to the three month LIBOR plus 0.25% for six years at an effective fixed rate of 3.69% and began in July 2010. The second interest rate swap was against a $5.0 million adjustable rate advance tied to the three month LIBOR plus 0.22% for five years with an effective fixed rate of 3.54% and began in September 2010.

Subsidiary Activities

The Company has two subsidiaries, The LaPorte Savings Bank and City Savings Statutory Trust I. The LaPorte Savings Bank has one subsidiary, LSB Investments, Inc. During the first quarter of 2013, the Company established LSB Real Estate, Inc. which is a subsidiary of LSB Investments, Inc.

Employees

As of December 31, 2012, we had 100 full-time employees and 12 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.

SUPERVISION AND REGULATION

General

The LaPorte Savings Bank is an Indiana-chartered savings bank that is regulated, examined and supervised by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation (the “FDIC”). This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of security holders. Under this system of state and federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) governing reserves to be maintained against deposits and other matters. The FDIC and the Indiana Department of Financial Institutions examine the Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s loan documents. The Bank is also a member of and owns stock in the Federal Home Loan Bank of Indianapolis, which is one of the twelve regional banks in the Federal Home Loan Bank System.

As a savings and loan holding company, the Company is required to comply with the rules and regulations of the Federal Reserve Board. It is required to file certain reports with and is subject to examination by and the enforcement authority of the Federal Reserve Board. The Company is also subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the FDIC, the Indiana Department of Financial Institutions, the Federal Reserve Board or Congress, could have a material adverse impact on the Company and the Bank and their operations.

Set forth below is a brief description of material regulatory requirements that are applicable to the Bank and the Company. The description is limited to certain material aspects of the statutes and regulations addressed and is not intended to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Dodd-Frank Act

The Dodd-Frank Act significantly changed the bank regulatory structure and is affecting the lending, investment, trading and operating activities of depository institutions and their holding companies. As of July 21, 2011, the Federal Reserve Board assumed regulatory jurisdiction from the Office of Thrift Supervision over savings and loan holding companies, such as the Company, in addition to its role of supervising bank holding companies.

The Dodd-Frank Act also created a new Consumer Financial Protection Bureau with expansive powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as the Bank, will continue to be examined by their applicable federal bank regulators for compliance with such regulations. The legislation gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act also broadened the base for FDIC assessments for deposit insurance, permanently increased the maximum amount of deposit insurance to $250,000 per depositor and provided noninterest bearing transaction accounts with unlimited deposit insurance through December 31, 2012. The legislation also, among other things, requires originators of certain securitized loans to retain a portion of the credit risk, stipulates regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded or not.

Many of the provisions of the Dodd-Frank Act are subject to delayed effective dates and/or require the issuance of implementing regulations. Their impact on operations cannot yet fully be assessed. However, there is a significant possibility that the Dodd-Frank Act will, in the long run, increase regulatory burden, compliance costs and interest expense for the Bank and the Company.

Savings Bank Regulation

As an Indiana-chartered savings bank, the Bank is subject to federal regulation and supervision by the FDIC and to state regulation and supervision by the Indiana Department of Financial Institutions. The Bank’s deposit accounts are insured by the Deposit Insurance Fund, which is administered by the FDIC. The Bank is not a member of the Federal Reserve System.

Both federal and Indiana law extensively regulate various aspects of the banking business such as reserve requirements, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting, trading in securities and other aspects of banking operations. Current federal law also requires savings banks, among other things, to make deposited funds available within specified time periods.

Under FDIC regulations, an insured state-chartered bank, such as the Bank, is prohibited from making equity investments that are not permissible for national banks. Such a savings bank is also prohibited from engaging as principal in activities that are not permitted for national banks, unless: (i) the FDIC determines that the activity would pose no significant risk to the Deposit Insurance Fund and (ii) the Bank is, and continues to be, in compliance with all applicable capital standards.

Branching and Interstate Banking

The establishment of branches by the Bank is subject to approval of the Indiana Department of Financial Institutions and FDIC and geographic limits established by state laws. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”), as amended by the Dodd-Frank Act, facilitates the interstate expansion and consolidation of banking organizations by permitting, among other things, (i) bank holding companies that are adequately capitalized and managed to acquire banks located in states outside their home state regardless of whether such acquisitions are authorized under the law of the host state, (ii) the interstate merger of banks, subject to the right of individual states to have “opted out” of this authority, and (iii) banks to establish new branches on an interstate basis provided that the proposed branch would be permitted for a state bank chartered in the target state.

Loans-to-One-Borrower

We generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of our unimpaired capital and unimpaired surplus. An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. As of December 31, 2012, we were in compliance with our loans-to-one-borrower limitations.

Standards for Safety and Soundness

Federal law requires each federal banking agency to prescribe for insured depository institutions under its jurisdiction standards relating to, among other things, internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, employee compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to submit or implement an acceptable plan, the appropriate federal banking agency may issue an enforceable order requiring correction of the deficiencies.

Capital Requirements

Under FDIC regulations, state chartered banks that are not members of the Federal Reserve System, such as the Bank, are required to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital to total assets of 3% if the FDIC determines that the institution is not anticipating or experiencing significant growth and has well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings, and in general, is a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System (the CAMELS rating system) established by the Federal Financial Institutions Examination Council. For all but the most highly rated institutions meeting the conditions set forth above, the minimum leverage capital ratio is at least 4%. Tier 1 capital is the sum of common shareholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than certain mortgage servicing assets, purchased credit card relationships, credit-enhancing interest-only strips and certain deferred tax assets), identified losses, investments in certain financial subsidiaries and non-financial equity investments.

In addition to the leverage capital ratio (the ratio of Tier I capital to total assets), state chartered nonmember banks must maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8%, of which at least half must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 capital (also referred to as supplementary capital) items. Tier 2 capital items include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of over 20 years, certain other capital instruments and up to 45% of pre-tax net unrealized holding gains on equity securities. The includable amount of Tier 2 capital cannot exceed the institution’s Tier 1 capital. Qualifying total capital is further reduced by the amount of the bank’s investments in banking and finance subsidiaries that are not consolidated for regulatory capital purposes, reciprocal cross-holdings of capital securities issued by other banks, most intangible assets and certain other deductions. Under the FDIC risk-weighted system, all of a bank’s balance sheet assets and the credit equivalent amounts of certain off-balance sheet items are assigned to one of four broad risk-weight categories from 0% to 100%, based on the risks inherent in the type of assets or item. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category. The sum of these weighted values equals the bank’s risk-weighted assets.

At December 31, 2012, the Bank met each of its capital requirements.

On June 7, 2012, the FDIC and the other federal bank regulatory agencies issued a series of proposed rules to revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets, to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”). The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity tier 1 minimum capital requirement and a higher minimum tier 1 capital requirement, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also limit a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of a specified amount of common equity tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. Under the proposed rules, the final rules would have become effective on January 1, 2013, and the changes set forth in the final rules would be phased in from January 1, 2013 through January 1, 2019. However on November 9, 2012, the federal banking agencies announced that the final rules would not become effective on January 1, 2013 due to the volume of comments received. It is not known when any final rules will be issued.

Prompt Corrective Regulatory Action

Under the federal prompt corrective action statute, the FDIC is required to take supervisory actions against undercapitalized savings institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. A savings institution that has total risk-based capital of less than 8% or a leverage ratio or a Tier 1 risk-based capital ratio that generally is less than 4% is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6%, a Tier 1 core risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”

Generally a receiver or conservator must be appointed for a savings institution that is “critically undercapitalized” within specific time frames. The regulations also provide that a capital restoration plan must be filed with the FDIC within 45 days of the date a savings institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” Any holding company for the savings institution required to submit a capital restoration plan must guarantee the lesser of an amount equal to 5% of the savings institution’s assets at the time it was notified or deemed to be undercapitalized by the FDIC, or the amount necessary to restore the savings institution to adequately capitalized status. This guarantee remains in place until the FDIC notifies the savings institution that it has maintained adequately capitalized status for each of four consecutive calendar quarters, and the FDIC has the authority to require payment and collect payment under the guarantee. Various restrictions, such as on capital distributions and growth, also apply to “undercapitalized” institutions. The FDIC may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

The recently proposed rules discussed above under “ — Capital Requirements” that would increase regulatory capital requirements would, if adopted, adjust the prompt corrective action categories accordingly.

Capital Distributions

Under Indiana law, the Bank may pay capital distributions of so much of its undivided profits (generally, earnings less losses, bad debts, taxes and other operating expenses) as is considered expedient by the Bank’s board. However, the Bank must obtain the approval of the Indiana Department of Financial Institutions for the payment of a capital distribution if the total of all distributions declared by the Bank during the current year, including the proposed distribution, would exceed the sum of retained net income for the year to date plus its retained net income for the previous two years. For this purpose, “retained net income” means net income as calculated for call report purposes, less all dividends declared for the applicable period. Also, the FDIC has the authority to prohibit the Bank from paying a capital distribution if, in its opinion, the payment of the distribution would constitute an unsafe or unsound practice in light of the financial condition of the Bank. Capital distributions are also prohibited if the institution would fail any regulatory capital requirement after the distribution. In addition, as a subsidiary of a savings and loan holding company, the Bank must file a notice with the Federal Reserve Board at least 30 days before the board declares a capital distribution and receive the Federal Reserve Board’s non-objection to pay the dividend.

Transactions with Related Parties

A savings institution’s authority to engage in transactions with related parties or “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act and its implementing regulation, Federal Reserve Board Regulation W. The term “affiliate” generally means any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries. Applicable law limits the aggregate amount of “covered” transactions with any individual affiliate, including loans to the affiliate, to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Certain covered transactions with affiliates, such as loans to or guarantees issued on behalf of affiliates, are required to be secured by specified amounts of collateral. Purchasing low quality assets from affiliates is generally prohibited. Regulation W also provides that transactions with affiliates, including covered transactions, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited by law from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

Our authority to extend credit to executive officers, directors and 10% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, the Federal Reserve Board’s Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2012, we were in compliance with these regulations.

Enforcement

The Indiana Department of Financial Institutions has authority to take a variety of actions to enforce applicable laws and regulations and prevent unsafe or unsound practices. These include authority to issue cease and desist orders and civil penalties. The Indiana Department of Financial Institutions also has the authority to appoint a receiver or conservator for Indiana-chartered savings banks under certain circumstances. The FDIC has primary federal enforcement responsibility over Indiana-chartered savings banks, including the authority to bring enforcement action against “institution-related parties,” such as officers, directors, certain shareholders, and attorneys, appraisers and accountants, who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day.

Deposit Insurance

The Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposit accounts in the Bank are insured up to a maximum of $250,000 for each separately insured depositor. In addition, certain noninterest-bearing transaction accounts were fully insured, regardless of the dollar amount, until December 31, 2012.

The FDIC imposes an assessment for deposit insurance on all depository institutions. Under the FDIC’s risk-based assessment system, insured institutions are assigned to risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned and certain adjustments specified by FDIC regulations, with less risky institutions paying lower rates. Assessment rates (inclusive of possible adjustments) currently range from 2  1/2 to 45 basis points of each institution’s total assets less tangible capital. The FDIC may increase or decrease the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment rulemaking. The FDIC’s current system represents a change, required by the Dodd-Frank Act, from its prior practice of basing the assessment on an institution’s volume of deposits.

In addition to the FDIC assessments, the Financing Corporation is authorized to impose and collect, through the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2012, the annualized Financing Corporation assessment was equal to 66 basis points of total assets less tangible capital.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The FDIC must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC and the FDIC has exercised that discretion by establishing a long-term fund ratio of 2%.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. Management of the Bank does not know of any practice, condition or violation that may lead to termination of our deposit insurance.

Federal Home Loan Bank System

The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Indianapolis, we are required to acquire and hold a specified amount of shares of capital stock in Federal Home Loan Bank.

Community Reinvestment Act and Fair Lending Laws

Savings institutions have a responsibility under the Community Reinvestment Act and related regulations to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in an inability to receive regulatory approval for certain activities such as branching and acquisitions. The Bank received a “Satisfactory” Community Reinvestment Act rating in its most recent examination.

Other Regulations

Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•

Real Estate Settlement Procedures Act, requiring that borrowers for mortgage loans for one- to four-family residential real estate receive various disclosures, including good faith estimates of settlement costs, lender servicing and escrow account practices, and prohibiting certain practices that increase the cost of settlement services;

•

Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Truth in Savings Act; and

•	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of the Bank also are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

•

Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

•

The USA PATRIOT Act, which requires banks and savings institutions to, among other things, establish broadened anti-money laundering compliance programs and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement pre-existing compliance requirements that apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

•

The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties and requires all financial institutions offering products or services to retail customers to provide such customers with the financial institution’s privacy policy and allow such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

The Company is a unitary savings and loan holding company subject to regulation and supervision by the Federal Reserve Board, which replaced the Office of Thrift Supervision in that capacity due to the Dodd-Frank Act regulatory restructuring. The Federal Reserve Board has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, that authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a risk to the Bank.

As a savings and loan holding company, the Company’s activities are limited to those activities permissible by law for financial holding companies, bank holding companies under section 4(c)(8) of the Bank Holding Company Act of 1956, as amended, or multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending activities, insurance and underwriting equity securities. A savings and loan holding company must elect such status in order to engage in activities permissible for a financial holding company, meet the qualitative requirements for a bank holding company to qualify as a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity.

Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of another savings institution or savings and loan holding company without prior written approval of the Federal Reserve Board and from acquiring or retaining control of any depository not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider such things as the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the federal deposit insurance fund, the convenience and needs of the community and competitive factors. An acquisition by a savings and loan holding company of a savings institution in another state to be held as a separate subsidiary may not be approved unless it is a supervisory acquisition under Section 13(k) of the Federal Deposit Insurance Act or the law of the state in which the target is located authorizes such acquisitions by out-of-state companies.

To be regulated as a savings and loan holding company by the Federal Reserve Board, we are required to satisfy a qualified thrift lender (“QTL”) test, under which we either must qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.” “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used to conduct business. A savings institution that fails the QTL test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law. As of December 31, 2012, we maintained 65.8% of our portfolio assets in qualified thrift investments and, therefore, we met the qualified thrift lender test.

Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements. However, the Dodd-Frank Act requires the Federal Reserve Board to set for all depository institution holding companies minimum consolidated capital levels that are as stringent as those required for the insured depository subsidiaries. The components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions, which would exclude instruments such as trust preferred securities and cumulative preferred stock. The Dodd-Frank Act contains a grandfather provision for instruments issued before May 19, 2010 by companies of consolidated assets of $15 billion or less. Bank holding companies with assets of less than $500 million are exempt from the consolidated capital requirements. The Dodd-Frank Act provides that holding companies that were not regulated by the Federal Reserve Board as of May 19, 2010 receive a five year phase-in from the July 21, 2010 date of enactment of the Dodd-Frank Act.

The recently proposed rules discussed under “—Supervision and Regulations—Capital Requirements” that would increase regulatory capital requirements for depository institutions would apply identical regulatory consolidated capital requirements to savings and loan holding companies. The proposed rules would not extend the Dodd-Frank Act’s exemption for bank holding companies with assets of $500 million or less to savings and loan holding companies. The proposed rules do not mention the grandfather provision or the transition period set forth in the Dodd-Frank Act. It is unknown whether any final rules will contain these provisions.

The Dodd-Frank Act extends the “source of strength” doctrine to savings and loan holding companies. The regulatory agencies must promulgate regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

The Federal Reserve Board has issued a policy statement regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies that it has made applicable to savings and loan holding companies as well. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends’ previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also provides for regulatory consultation prior to a holding company redeeming or repurchasing regulatory capital instruments when the holding company is experiencing financial weaknesses or redeeming or repurchasing common stock or perpetual preferred stock that would result in a net reduction as of the end of a quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies could affect the ability of the Company to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Federal Securities Laws

The Company’s common stock is registered with the Securities and Exchange Commission. The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

The registration under the Securities Act of 1933 of shares of common stock issued in the Company’s public offering does not cover the resale of those shares. Shares of common stock purchased by persons who are not affiliates of the Company may be resold without registration. Shares purchased by an affiliate of the Company will be subject to the resale restrictions of Rule 144 under the Securities Act of 1933. If the Company meets the current public information requirements of Rule 144 under the Securities Act of 1933, each affiliate of the Company that complies with the other conditions of Rule 144, including those that require the affiliate’s sale to be aggregated with those of other persons, would be able to sell in the public market, without registration, a number of shares not to exceed, in any three-month period, the greater of 1% of the outstanding shares of the Company, or the average weekly volume of trading in the shares during the preceding four calendar weeks. In the future, the Company may permit affiliates to have their shares registered for sale under the Securities Act of 1933.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 addresses, among other issues, corporate governance, auditing and accounting, executive compensation, and enhanced and timely disclosure of corporate information. As directed by the Sarbanes-Oxley Act, our Chief Executive Officer and Chief Financial Officer are required to certify that our quarterly and annual reports do not contain any untrue statement of a material fact. The rules adopted by the Securities and Exchange Commission under the Sarbanes-Oxley Act have several requirements, including having these officers certify that: they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our internal control over financial reporting; they have made certain disclosures to our auditors and the audit committee of the board of directors about our internal control over financial reporting; and they have included information in our quarterly and annual reports about their evaluation and whether there have been changes in our internal control over financial reporting or in other factors that could materially affect internal control over financial reporting. We have existing policies, procedures and systems designed to comply with these regulations, and we are further enhancing and documenting such policies, procedures and systems to ensure continued compliance with these regulations.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire control of a savings and loan holding company such as the Company unless the Federal Reserve Board has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquiror has the power to direct, or directly or indirectly to exercise a controlling influence over, the management or policies of the institution. Acquisition of more than 10% of any class of a savings and loan holding company’s voting stock constitutes a rebuttable determination of control under the regulations under certain circumstances including where, as is the case with the Company, the issuer has registered securities under Section 12 of the Securities Exchange Act of 1934.

TAXATION

The Company and the Bank are subject to income taxation in the same general manner as other corporations, with some exceptions discussed below. The following discussion of federal and state taxation is intended only to summarize certain pertinent income tax matters and is not a comprehensive description of the tax rules applicable to the Company, or the Bank.

Federal Taxation

General. The Bank’s federal tax returns are not currently under audit, and have not been audited during the past five years.

Method of Accounting. For federal income tax purposes, the Company currently reports its income and expenses on the accrual method of accounting and uses a tax year ending December 31 for filing its federal and state income tax returns.

Bad Debt Reserves. The Bank is permitted to establish a reserve for bad debts and to make annual additions to the reserve. These additions can, within specified formula limits, be deducted in arriving at our taxable income. Pursuant to the Small Business Protection Act of 1996 (the “1996 Act”), savings institutions were required to recapture any excess reserves over those established as of October 31, 1988 (base year reserve).

Taxable Distributions and Recapture. Prior to the 1996 Act, bad debt reserves created prior to November 1, 1988 were subject to recapture into taxable income should the Bank fail to meet certain thrift asset and definitional tests. Federal legislation has eliminated these thrift related recapture rules.

At December 31, 2012, our total federal pre-1988 base year reserve was $2.7 million. However, under current law, pre-1988 base year reserves remain subject to recapture should the Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.

Alternative Minimum Tax. The Internal Revenue Code imposes an alternative minimum tax (“AMT”) at a rate of 20% on a base of regular taxable income plus certain tax preferences (“alternative minimum taxable income” or “AMTI”). The AMT is payable to the extent such AMTI is in excess of an exemption amount and the AMT exceeds the regular income tax. Net operating losses can offset no more than 90% of AMTI. Certain payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2012, the Bank had no net operating loss carryforwards for federal income tax purposes.

Capital Loss Carryovers. A financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. At December 31, 2012, the Bank had $2.0 million in capital loss carryforwards for state income tax purposes expiring in 2014.

Corporate Dividends-Received Deduction. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is 80% in the case of dividends received from corporations in which a corporate recipient owns more than 20% of the stock of a corporation distributing a dividend, and corporations which own less than 20% of the stock of a corporation distributing a dividend may deduct only 70% of dividends received or accrued on their behalf.

State Taxation

The Bank is subject to Indiana’s Financial Institutions Tax (“FIT”), which is imposed at a flat rate of 8.5% on “adjusted gross income.” “Adjusted gross income,” for purposes of FIT, begins with taxable income as defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.

As a Maryland business corporation, the Company is required to file an annual report with and pay franchise taxes to the state of Maryland.

In the last five years, the Bank’s state income tax returns have not been subject to any other examination by a taxing authority.

Item 1A.	Risk Factors

A significant portion of our loans are commercial loans, consisting of commercial real estate, five or more family and commercial business loans, which carry greater credit risk than loans secured by owner occupied one- to four-family real estate.

At December 31, 2012, $114.3 million, or 36.0% of our loan portfolio, consisted of commercial real estate, five or more family and commercial business loans. We intend to increase our commercial lending in future periods. Given their larger balances and the complexity of the underlying collateral, commercial real estate, five or more family and commercial business loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. These loans also have greater credit risk than residential real estate for the following reasons:

•	commercial real estate loans—repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service.

•	five or more family loans – repayment is dependent on income being generated in amounts sufficient to cover property maintenance and debt service.

•	commercial business loans—repayment is generally dependent upon the successful operation of the borrower’s business.

If loans that are collateralized by real estate or other business assets become troubled and the value of the collateral has been significantly impaired, then we may not be able to recover the full contractual amount of principal and interest that we anticipated at the time we originated the loan, which could cause us to increase our provision for loan losses and adversely affect our operating results and financial condition.

Because our mortgage warehousing line of business produces a significant portion of our interest income, the loss of such income due to increased competition, the loss of key personnel or a reduction in volume of originations would negatively affect our net income.

We operate a mortgage warehousing line of business. Under this program, we provide financing to approved mortgage companies for the origination and sale of residential mortgage loans. Each individual mortgage is assigned to us until the loan is sold to the secondary market by the mortgage company. We take possession of each original note and forward such note to the end investor once the mortgage company has sold the loan. For the year ended December 31, 2012, interest income (including fees) from mortgage warehouse lending totaled $6.0 million, or 30.5%, of total interest income.

Competition in mortgage warehouse lending has increased on a national level as new lenders, especially community and regional banks, have begun entering the mortgage warehouse business. If increased competition occurs and our mortgage warehousing line of business declines, we would be forced to invest our funds in potentially lower yielding interest earning assets which would negatively affect our earnings. The competition for qualified personnel in the financial services industry is intense, and the loss of key personnel in our mortgage warehousing line of business, such as our Senior Vice President/Mortgage Warehouse Lending could adversely affect our business. In addition, if interest rates rise, the demand for residential mortgage loans could decline, and as a result, our mortgage warehousing line of business could decline which would adversely affect our net income.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was $4.3 million, or 1.35%, of total loans at December 31, 2012, material additions to our allowance could materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

The LaPorte Savings Bank’s reliance on brokered deposits could adversely affect its liquidity and operating results.

Among other sources of funds, The LaPorte Savings Bank relies on brokered deposits to provide funds with which to make loans and provide for its other liquidity needs. On December 31, 2012, brokered deposits amounted to $20.9 million, or approximately 6.0% of total deposits. All of these deposits are from CDARS, a brokered deposit network that allows members to mitigate the liquidity risk related to brokered deposits. Generally brokered deposits may not be as stable as other types of deposits. In the future, those depositors may not replace their deposits when they mature, or The LaPorte Savings Bank may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or with funds from other sources. Not being able to maintain or replace those deposits as they mature would adversely affect The LaPorte Savings Bank’s liquidity. Paying higher deposit rates to maintain or replace those deposits would adversely affect The LaPorte Savings Bank’s net interest margin and its operating results.

Changing interest rates may hurt our profits and asset values.

Our ability to make a profit largely depends on our net interest income, which could be negatively affected by changes in interest rates. Net interest income is the difference between:

•	the interest income we earn on our interest-earning assets, such as loans and securities; and

•	the interest expense we pay on our interest-bearing liabilities, such as deposits and borrowings.

Our liabilities generally have shorter maturities than our assets. This imbalance can create significant earnings volatility as market interest rates change. In periods of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities, resulting in a decline in our net interest income. In periods of declining interest rates, our net interest income is generally positively affected although such positive effects may be reduced or eliminated by prepayments of loans and redemptions of callable securities. In addition, when long-term interest rates are not significantly higher than short-term rates thus creating a “flat” yield curve, the Company’s interest rate spread may decrease thus reducing net interest income. Finally, federal initiatives designed to reduce mortgage interest rates may reduce our loan income without a corresponding reduction in funding costs, thus decreasing our spreads. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Interest Rate Risk.”

Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. As December 31, 2012, the fair value of our securities classified as available for sale totaled $125.6 million. Unrealized net gains on available-for-sale securities totaled $5.6 million at December 31, 2012 and are reported, net of tax, as a separate component of shareholders’ equity. However, a rise in interest rates could cause a decrease in the fair value of securities available for sale in future periods which would have an adverse effect on shareholders’ equity.

Depending on market conditions, we often place more emphasis on enhancing our net interest margin rather than matching the interest rate sensitivity of our assets and liabilities. In particular, we believe that the increased net interest income resulting from a mismatch in the maturity of our asset and liability portfolios can, during periods of stable or declining interest rates provide high enough returns to justify increased exposure to sudden and unexpected increases in interest rates. As a result, our results of operations, net interest margin and the economic value of our equity will remain vulnerable to increases in interest rates and to declines in the difference between long- and short-term rates.

Income from secondary mortgage market operations is volatile, and we may incur losses or charges with respect to our secondary mortgage market operations which would negatively affect our earnings.

We generally sell in the secondary market the longer term fixed-rate residential mortgage loans that we originate, earning noninterest income in the form of gains on sale. When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans available for sale. In addition to interest rate levels, weak or deteriorating economic conditions also tend to reduce loan demand. Although we sell loans in the secondary market without recourse, we are required to give customary representations and warranties to the buyers. If we breach those representations and warranties, the buyers can require us to repurchase the loans and we may incur a loss on the repurchase. Because we retain the servicing rights on many loans we sell in the secondary market, we are required to record a mortgage servicing right asset, which we test quarterly for impairment. The value of mortgage servicing rights tend to increase with rising interest rates and to decrease with falling interest rates. If we are required to take an impairment charge, that would hurt our earnings.

We could potentially recognize goodwill impairment charges, which may negatively impact our results of operations.

In connection with our acquisition of City Savings Financial Corporation, we recorded goodwill equaling $8.4 million. The Company annually measures the fair value of its investment in The LaPorte Savings Bank to determine that such fair value equals or exceeds the carrying value of its investment, including goodwill. If the fair value of our investment in The LaPorte Savings Bank does not equal or exceed its carrying value, we will be required to record goodwill impairment charges which may adversely affect future earnings. The fair value of a banking franchise can fluctuate downward based on a number of factors that are beyond management’s control, (e.g. adverse trends in the general economy or interest rates). As a result of impairment testing performed as of October 31, 2012, no impairment charge was recorded by the Company. However, as our market price per share is currently trading below its tangible book value per common share, it is reasonably possible that management may conclude that goodwill is impaired in a future assessment. There can be no assurance that our banking franchise value will not decline in the future to a level necessitating goodwill impairment charges to operations that could be material to our results of operations.

Historically low interest rates may adversely affect our net interest income and profitability.

In recent years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. This has been a significant factor in the decrease in the yield of our interest-earning assets to 4.59% for the year ended December 31, 2012 from 4.74% for the year ended December 31, 2011. As a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, which have resulted in increases in net interest income as interest rates decreased. However, our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve Board has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may be adversely affected and may even decrease, which may have an adverse effect on our profitability.

Negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.

Since the latter half of 2008, negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets and a general weak economic environment which has continued into 2012. The economic downturn was accompanied by deteriorated loan portfolio quality at many institutions, including The LaPorte Savings Bank. In addition, the value of real estate collateral supporting many home mortgages has declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. These negative developments, along with the turmoil and uncertainties that have accompanied them, have heavily influenced the formulation and enactment of the Dodd-Frank Act. In addition to the many future implementing rules and regulations of the Dodd-Frank Act, the potential exists for other new federal or state laws and regulations regarding lending and funding practices, capital requirements and liquidity standards to be enacted. Bank regulatory agencies are expected to continue to be active in responding to concerns and trends identified in examinations. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by increasing our costs, restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, these risks could affect the value of our loan portfolio as well as the value of our investment portfolio, which would also negatively affect our financial performance.

Adverse conditions in the local economy or real estate market could hurt our profits.

Our local economy may affect our future growth possibilities and operations in our primary market area. Our future growth opportunities depend on the growth and stability of our regional economy and our ability to expand in our market area. In addition, most of our loans are to customers in the State of Indiana, and particularly LaPorte and Porter Counties. Continued adverse conditions in our local economy may limit funds available for deposit and may negatively affect our borrowers’ ability to repay their loans on a timely basis, both of which could have an impact on our profitability. Also, a decline in real estate valuations in this market would lower the value of the collateral securing our loans.

Slow growth in our market area has adversely affected, and may continue to adversely affect, our performance.

Economic and population growth within our market area has for several decades been below the national average. Management believes that these factors have adversely affected our profitability and our ability to increase our loans and deposits. Our acquisition of City Savings Financial Corporation facilitated our entrance into the Michigan City and Chesterton, Indiana markets, which are growing more rapidly than eastern LaPorte County. However, these markets have experienced a significant decline in real estate values and economic activity as a result of the weak economic environment that began in 2008. According to the Greater Northwest Indiana Association of Realtors, the average sales price of homes in LaPorte and Porter Counties has declined 17.4% and 5.6%, respectively from 2008 to 2012. The average sales price of commercial real estate properties in the cities of LaPorte and Michigan City, Indiana has remained steady from 2008 to 2012, primarily due to one large sale in LaPorte which helped to increase the average sales prices for 2012.

Financial reform legislation has, among other things, eliminated the Office of Thrift Supervision, tightened capital standards and created a new Consumer Financial Protection Bureau, and will result in new laws and regulations that are expected to increase our costs of operations.

The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations, and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently many of the details and much of the impact of the Dodd-Frank Act may not be known for many months or years.

Among other things, as a result of the Dodd-Frank Act:

•	the Federal Reserve Board now supervises and regulates all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including LaPorte Bancorp, Inc.;

•

effective July 21, 2011, the federal prohibition on paying interest on demand deposits has been eliminated, thus allowing businesses to have interest-bearing checking accounts. This change has increased our interest expense;

•

the Federal Reserve Board is required to set minimum capital levels for depository institution holding companies that are as stringent as those required for their insured depository subsidiaries, and the components of Tier 1 capital are required to be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies. However, recently proposed rules would not provide such a transition period for savings and loan holding companies;

•

the federal banking regulators are required to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives;

•

a new Consumer Financial Protection Bureau has been established, which has broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like The LaPorte Savings Bank, will be examined by their applicable bank regulators; and

•

federal preemption rules that have been applicable for national banks and federal savings banks have been weakened, and state attorneys general have the ability to enforce federal consumer protection laws.

In addition to the risks noted above, we expect that our operating and compliance costs, and possibly our interest expense, could increase as a result of the Dodd-Frank Act and the implementing rules and regulations. The need to comply with additional rules and regulations, as well as state laws and regulations to which we were not previously subject, will also divert management’s time from managing our operations. Higher capital levels would reduce our ability to grow and increase our interest-earning assets which would adversely affect our return on shareholders’ equity.

The short-term and long-term impact of the changing regulatory capital requirements and anticipated new capital rules are uncertain.

On June 7, 2012, the Federal banking agencies approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to us. The proposed rules implement the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. Basel III was initially intended to be implemented beginning January 1, 2013, however on November 9, 2012, the U.S. federal banking agencies announced that the proposed rules would not become effective on January 1, 2013, and it is not clear when the proposed rules will become effective.

Various provisions of the Dodd-Frank Act increase the capital requirements of financial institutions. The proposed rules include new minimum risk-based capital and leverage ratios, which would be phased in during 2013 and 2014, and would refine the definition of what constitutes “capital” for purposes of calculating these ratios. The proposed new minimum capital requirements for The LaPorte Savings Bank would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7.0%, (ii) a Tier 1 capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will result in higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to The LaPorte Savings Bank.

In addition, in the current economic and regulatory environment, bank regulators may impose capital requirements that are more stringent than those required by applicable existing regulations.

The application of more stringent capital requirements for The LaPorte Savings Bank could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital or additional capital conservation buffers, could result in management modifying our business strategy and could limit our ability to make distributions, including paying dividends or buying back our shares.

Strong competition within our market area may limit our growth and profitability.

Competition in the banking and financial services industry within our market area is intense. In our market area we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than we have and offer certain services that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and broader range of deposit and loan products offered by our competition may limit our ability to increase our interest-earning assets and profitability. We expect competition to remain intense in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Competition for deposits and the origination of loans could limit our ability to successfully implement our business plan, and could adversely affect our results of operations in the future.

We operate in a highly regulated environment, and changes in laws and regulations to which we are subject may adversely affect our results of operations.

The LaPorte Savings Bank is subject to extensive regulation, supervision and examination by the Indiana Department of Financial Institutions, as its chartering authority, and by the FDIC. In addition, the Federal Reserve Board regulates and oversees the Company. We also belong to the Federal Home Loan Bank system and, as a member of such system, we are subject to certain limited regulations promulgated by the Federal Home Loan Bank of Indianapolis. This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, also in the case of FDIC regulation, the FDIC’s insurance fund. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, and the Real Estate Settlement Procedures Act. Any change in the laws or regulations applicable to us, or in banking regulators’ supervisory policies or examination procedures, whether by the Indiana Department of Financial Institutions, the Federal Reserve Board, the FDIC, other state or federal regulators, or the U.S. Congress could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our stock price may be volatile due to limited trading volume.

LaPorte Bancorp’s common stock is traded on the NASDAQ Capital Market. However, the average daily trading volume in the LaPorte Bancorp’s common stock has been relatively small, averaging less than approximately 13,256 shares per day during 2012. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.

Our information systems may experience an interruption or breach in security.

We rely heavily on communications and information systems to conduct our business. Any failure, interruption, or breach in security or operational integrity of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan, and other systems. While we have policies and procedures designed to prevent or limit the effect of the failure, interruption, or security breach of our information systems, we cannot assure you that any such failures, interruptions, or security breaches will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures, interruptions, or security breaches of our information systems could damage our reputation, result in a loss of customer business, subject us to additional regulatory scrutiny, or expose us to civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None

Item 2.	Properties

As of December 31, 2012, the net book value of our properties was $8.5 million. The following is a list of our offices:

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
				(In thousands)
Main Office: (including land)

710 Indiana Avenue La Porte, Indiana 46350	Owned	1916	57,000	$2,986

Full Service Branches: (including land)

6959 W. Johnson Road La Porte, Indiana 46350	Owned	1987	3,500	271

301 Boyd Blvd. La Porte, Indiana 46350	Owned	1997	4,000	1,079

1222 W. State Road #2 La Porte, Indiana 46350	Owned	1999	2,200	375

2000 Franklin Street Michigan City, Indiana 46360	Owned	2007	5,589	804

851 Indian Boundary Road Chesterton, Indiana 46304	Owned	2007	7,475	1,146

101 Michigan Street Rolling Prairie, Indiana 46371	Owned	2007	1,850	100

1 Parkman Drive Westville, Indiana 46391	Owned	2006	4,000	1,318

Lots Owned:

1201 E. Lincolnway Valparaiso, Indiana 46383	Owned	2006	N/A	385

The net book value of our furniture, fixtures and equipment (including computer software) at December 31, 2012 was $1.1 million.

Item 3.	Legal Proceedings

The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our shares of common stock are traded on the NASDAQ Capital Market under the symbol “LPSB”. The approximate number of holders of record of LaPorte Bancorp, Inc.’s common stock as of March 18, 2013 was 599. Certain shares of LaPorte Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market and dividend information for LaPorte Bancorp, Inc.’s common stock for each quarter during 2012 and 2011, as reported on the NASDAQ Capital Market. We completed our second-step conversion on October 4, 2012 whereby each share of LaPorte Bancorp, Inc., a federal corporation was exchanged for 1.3190 shares of the Company. Accordingly, we have adjusted the share prices prior to October 4, 2012 to reflect the 1.3190 exchange rate.

	High	Low	Dividends
2012
Quarter ended March 31, 2012	7.16	5.96	$0.03
Quarter ended June 30, 2012	7.20	5.85	0.03
Quarter ended September 30, 2012	8.26	7.01	0.03
Quarter ended December 31, 2012	9.21	7.85	0.04

2011
Quarter ended March 31, 2011	7.59	6.10	—
Quarter ended June 30, 2011	7.57	6.97	—
Quarter ended September 30, 2011	7.39	5.69	—
Quarter ended December 31, 2011	6.86	5.69	$0.03

The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements. In determining whether and in what amount to pay a cash dividend, the Board takes into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations and general economic conditions. No assurances can be given that cash dividends will continue to be paid or that, if paid, will not be reduced.

The available sources of funds for the payment of a cash dividend in the future are interest and principal payments with respect to LaPorte Bancorp, Inc.’s loan to the Employee Stock Ownership Plan, and dividends from The LaPorte Savings Bank.

Under the rules of the FDIC and the Federal Reserve Board, The LaPorte Savings Bank is not permitted to make a capital distribution if, after making such distribution, it would be undercapitalized. For information concerning additional federal laws and regulations regarding the ability of The LaPorte Savings Bank to make capital distributions, including the payment of dividends to LaPorte Bancorp, see “Taxation—Federal Taxation” and “Supervision and Regulation—Capital Distributions.”

Unlike The LaPorte Savings Bank, the Company is not restricted by FDIC regulations on the payment of dividends to its shareholders. However, the Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies that it has also made applicable to savings and loan holding companies as well. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Federal Reserve Board guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of LaPorte Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.

The Company did not repurchase any of its common stock during the quarter ended December 31, 2012.

Item 6.	Selected Financial Data

The following tables set forth selected consolidated historical financial and other data of LaPorte Bancorp, Inc. and its subsidiaries for the years and at the dates indicated. The following is only a summary and should be read in conjunction with the consolidated financial statements of the Company and related notes to the consolidated financial statements. The information at December 31, 2012 and 2011 and for the years ended December 31, 2012 and 2011 is derived in part from the audited consolidated financial statements that appear in this Form 10-K. The information at December 31, 2010, 2009 and 2008 and for the years ended December 31, 2010, 2009 and 2008 is derived in part from audited consolidated financial statements that do not appear in this Form 10-K. The information presented prior to October 4, 2012 is of the Company’s predecessor company.

	At December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Financial Condition Data:
Total assets	$492,755	$477,145	$444,270	$405,827	$368,558
Cash and cash equivalents	6,857	8,146	5,868	6,000	5,628
Investment securities	125,620	131,974	119,377	102,095	101,451
Federal Home Loan Bank stock	3,817	3,817	4,038	4,206	4,206
Loans held for sale	1,155	3,049	4,156	981	124
Loans, net	313,692	295,359	273,103	256,275	219,926
Deposits	348,970	333,560	317,338	273,408	234,814
Federal Home Loan Bank of Indianapolis advances and other long-term borrowings	54,164	82,157	71,746	62,780	83,883
Short-term borrowings	—	—	—	16,675	650
Shareholders’ equity	84,055	55,703	50,048	49,872	46,142

	At December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Selected Operating Data:
Interest and dividend income	$19,832	$19,391	$20,980	$19,272	$19,357
Interest expense	4,392	5,871	7,268	8,265	9,432

Net interest income	15,440	13,520	13,712	11,007	9,925
Provision for loan losses	1,037	1,137	3,472	851	1,125

Net interest income after provision for loan losses	14,403	12,383	10,240	10,156	8,800
Noninterest income	3,160	2,647	3,705	3,939	879
Noninterest expense	11,782	11,052	10,809	11,158	10,621

Income (loss) before income taxes	5,781	3,978	3,136	2,937	(942)
Income tax expense (benefit)	1,496	736	545	425	(542)

Net income (loss)	$4,285	$3,242	$2,591	$2,512	$(400)

	At or For the Years Ended December 31,
	2012	2011	2010	2009	2008
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income (loss) to average total assets)	0.91%	0.72%	0.61%	0.65%	(0.11)%
Return on equity (ratio of net income (loss) to average equity)	6.91%	6.15%	5.12%	5.25%	(0.86)%
Interest rate spread (1)	3.37%	3.09%	3.31%	2.89%	2.74%
Net interest margin (2)	3.57%	3.31%	3.59%	3.21%	3.08%
Efficiency ratio (3)	63.34%	68.36%	62.06%	74.66%	98.31%
Dividend payout ratio	18.06%	5.45%	—	—	—
Noninterest expense to average total assets	2.50%	2.45%	2.56%	2.90%	2.91%
Average interest-earning assets to average interest-bearing liabilities	120.06%	115.10%	114.97%	113.49%	111.72%
Loans to deposits	91.13%	89.68%	87.26%	94.75%	94.68%
Earnings per share (basic and diluted)	$0.72	$0.55	$0.44	$0.42	$(0.07)
Tangible book value per share	$12.13	$7.61	$6.77	$6.66	$5.93
Asset Quality Ratios:
Nonperforming assets to total assets	1.88%	1.55%	1.89%	2.04%	2.08%
Nonperforming loans to total loans	2.63%	2.13%	2.49%	2.98%	3.04%
Allowance for loan losses to nonperforming loans	51.54%	59.27%	57.21%	35.98%	37.21%
Allowance for loan losses to total loans	1.35%	1.26%	1.42%	1.07%	1.13%
Capital Ratios:
Average equity to average assets	13.15%	11.70%	11.96%	12.44%	12.75%
Equity to total assets at end of period	17.06%	11.67%	11.27%	12.29%	12.52%
Total capital to risk-weighted assets (4)	18.9%	14.9%	15.2%	15.3%	16.5%
Tier 1 capital to risk-weighted assets (4)	17.7%	13.7%	14.0%	14.3%	15.4%
Tier 1 capital to average assets (4)	13.4%	9.7%	9.9%	10.4%	10.4%
Other Data:
Number of full service offices	8	8	8	8	8

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.
(2)	Represents net interest income as a percent of average interest-earning assets for the year.
(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income. The efficiency ratio presented above includes other than temporary impairment losses on investments totaling $0, $0, $0, $0 and $1.7 million for 2012 through 2008, respectively.
(4)	Represents capital ratios of The LaPorte Savings Bank.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited consolidated financial statements, which appear beginning on page 75 of this Annual Report on Form 10-K. You should read the information in this section in conjunction with the business and financial information regarding the Company provided in this Annual Report on Form 10-K.

Overview

Our results of operations depend mainly on our net interest income, which is the difference between the interest income earned on our loan and investment portfolios and interest expense paid on our deposits and borrowed funds. Results of operations are also affected by fee income from deposits, lending and mortgage banking operations, provisions for loan losses, gains (losses) on sales and other than temporary impairment charges of loans and securities and other miscellaneous income. Our noninterest expenses consist primarily of salaries and employee benefits, occupancy and equipment, data processing, advertising, bank examination fees, amortization of intangibles, collection and other real estate owned, FDIC insurance and income tax expense (benefit). Our results of operations are also significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially affect our financial condition and results of operations. See “Item 1A-Risk Factors.”

Business Strategy

Our business strategy is intended to increase profitability by:

•

Increasing Commercial Real Estate and Commercial Business Lending. In order to increase the yield of and reduce the term to repricing of our loan portfolio, we have increased our commercial real estate and commercial business loan portfolios while maintaining the practice of sound credit decisions. Our commercial real estate and commercial business loan portfolios have grown from $59.3 million and $17.4 million at December 31, 2007, respectively to $79.8 million and $20.2 million at December 31, 2012, respectively. At December 31, 2012, non-performing commercial real estate and commercial business loans totaled $3.3 million.

•

Maintaining the Quality of Our Loan Portfolio. Maintaining the quality of our loan portfolio is a key factor in managing our operations, particularly during a period of economic weakness. We will continue to use customary risk management techniques, such as independent internal and external loan reviews, portfolio credit analysis and field inspections of collateral in overseeing the performance of our loan portfolio. Our asset quality remains better than many Indiana banks and thrifts with a nonperforming loans to total loans ratio of 2.63% at December 31, 2012 and a nonperforming assets to total assets ratio of 1.88% at December 31, 2012.

•

Continuing Moderate Growth in Mortgage Warehouse Lending. In order to increase the yield of our loan portfolio and increase noninterest income, during 2009 we introduced the mortgage warehouse line of business. Our mortgage warehouse lending business has grown from $604.8 million originations in 2009 to $2.8 billion in originations in 2012. We intend to moderately increase the activity in this division in future years.

•

Increasing Revenue with Our Mortgage Banking Strategy. Due to the low interest rate environment that has persisted since 2008 and is expected to continue for the near term, we have made the strategic decision in order to increase fee income and protect against interest rate risk, to sell virtually all of our fixed rate one- to four-family residential mortgage loans that we originate into the secondary market.

•

Maintaining Our Status As An Independent Community Oriented Institution. We intend to use our customer service and our knowledge of our local community to enhance our status as an independent community financial institution. Having employees who understand and value our clientele and their business is a key component to our success. We believe that our present staff is one of our competitive strengths and thus the retention of such persons and our ability to continue to attract quality personnel is a high priority.

•

Managed Growth. We intend to use our capital to grow organically and we may use a portion of the net proceeds of the second-step conversion and offering to pursue future acquisitions of commercial banks, savings institutions, financial services companies and branch offices of such institutions if we find the right opportunity. We have no current arrangements or agreements with respect to any such acquisitions.

•

Managing Interest Rate Risk. We believe that it is difficult to achieve satisfactory levels of profitability in the financial services industry without assuming some level of interest rate risk. However, we believe that such risk must be carefully managed to avoid undue exposure to changes in interest rates. Accordingly, we seek to manage to the extent practical our interest rate risk, which may include the use of interest rate swap agreements as a part of our strategy.

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies:

Securities. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost and further review will be performed for all securities that have been in a loss position for greater than one year and at a current loss of 10% or more, (2) the financial condition and near term prospects of the issuer and whether it has the ability to pay all amounts due according to the contractual terms of the debt security, (3) whether the market decline was affected by macroeconomic conditions and (4) our intent not to sell the debt security and whether it is more likely than not that we will be required to sell the debt security before its anticipated recovery.

Management reviews a performance report issued by a third party on each of its mortgage-backed securities on a quarterly basis. This review includes information on each security, including the overall credit score and loan to value ratios for the underlying mortgage of these securities.

Management completes a quarterly review of its corporate bond portfolio. The third party review report includes each bond’s investment grade. We continue to closely monitor the corporate bonds due to ongoing economic concerns and spreads on these securities.

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired with specific allowance amounts allocated, if applicable, when based on current information and events it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and classified as impaired. Loans included for analysis for potential impairment are all commercial and commercial real estate loans classified by us as Substandard, Doubtful or Loss. Such loans are analyzed to determine if specific allowance allocations are required under either the fair value of collateral method, for all collateral dependent loans, or using the present value of estimated future cash flows method, using the loan’s existing interest rate as the discount factor. Other factors considered in the potential specific allowance allocation measurement are the timing and reliability of collateral appraisals or other collateral valuation sources, the confidence in our lien on the collateral, historical losses on similar loans, and any other factors known to management at the time of the measurement that may affect the valuation. Based on management’s consideration of these factors for each individual loan that is reviewed for potential impairment, a specific allowance allocation is assigned to the loan, if applicable, and such allocations are periodically monitored and adjusted as appropriate.

Non-specific general allowance amounts are allocated to all other loans not considered in the specific allowance allocation analysis described above. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly they are not separately identified for impairment disclosures. A minimum and maximum allowance allocation estimate is determined for each general loan category or loan pool based on the current three year historical average annual loss ratios as well as consideration of significant recent changes in annual historical loss ratios, classified loan trends by category, delinquency ratios and inherent risk factors attributable to current local and national economic conditions.

All of the allowance for loan losses is allocated under the specific and general allowance allocation methodologies described above. Management reviews its allowance allocation estimates and loan collateral values on at least a quarterly basis and adjusts the allowance for loan losses for changes in specific and general allowance allocations, as appropriate. Any differences between the estimated and actual observed loan losses are adjusted through increases or decreases to the allowance for loan losses on at least a quarterly basis and such losses are then factored into the revised historical average annual loss ratios for future quarterly allowance allocations.

The LaPorte Savings Bank is subject to periodic examinations by its federal and state regulatory examiners and may be required by such regulators to recognize additions to the allowance for loan losses based on their assessment of credit information available to them at the time of their examinations. The process of assessing the adequacy of the allowance for loan losses is necessarily subjective. In times of economic weakness, it is reasonably possible that future credit losses may exceed historical loss levels and may also exceed management’s current estimates of incurred credit losses inherent within the loan portfolio. As such, there can be no assurance that future charge-offs will not exceed management’s current estimate of what constitutes a reasonable allowance for loan losses.

The Company acquired a group of loans through the acquisition of City Savings Financial Corporation on October 12, 2007. Purchased loans that showed evidence of credit deterioration since their origination were recorded at an allocated fair value, such that there is no carryover of the seller’s specific allowance for loan losses for those loans. After acquisition, incurred losses are recognized by an increase in the allowance for loan losses. For further information about the accounting treatment of purchased loans, see Note 1 of the Notes to Consolidated Financial Statements.

Income Taxes. Income tax expense (benefit) is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

Valuation of Goodwill and Other Intangible Assets. We assess the carrying value of our goodwill at least annually in order to determine if this intangible asset is impaired. In reviewing the carrying value of our goodwill, we assess the recoverability of such assets by evaluating the fair value of the related business unit. If the carrying amount of goodwill exceeds its fair value, an impairment loss is recognized for the amount of the excess and the carrying value of goodwill is reduced accordingly. Any impairment would be required to be recorded during the period identified.

At December 31, 2012, the Company had core deposit intangibles of $363,000 subject to amortization and $8.4 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets arising from the acquisition of City Savings Financial in 2007. Accounting standards require an annual evaluation of goodwill for potential impairment using various estimates and assumptions. The Company’s common stock at the close of business on December 31, 2012 was $8.78 per common share, compared to a book value of $13.55 per common share. Management believes the lower market price in relation to book value of The Company’s common stock is due to the overall decline in the financial industry sector and is not specific to the Company. Further, the Company engaged an independent expert in valuations to perform an impairment test of its goodwill. The impairment test was performed in February 2013 as of October 31, 2012 and resulted in an implied fair value for the Company sufficiently above the book value of its common stock to support the carrying value of goodwill. As the Company’s stock price per common share is currently less than its book value per common share, it is reasonably possible that management may conclude that goodwill, totaling $8.4 million at December 31, 2012, is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from a whole bank acquisition. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which range from four to 15 years. These intangible assets are also periodically evaluated for impairment. In the future, if these other intangible assets are determined to be impaired, our financial results could be materially impacted. The acquired customer relationship intangible asset was fully amortized by the end of 2011.

Average Balance Sheet

The following table sets forth average balance sheets, average yields and costs, and certain other information for the years indicated. There were no tax-equivalent yield adjustments made. All average balances are daily average balances. Non-accrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The yields set forth below include the effect of deferred fees and costs, discounts and premiums that are amortized or accreted to interest income or expense.

	Years Ended December 31,
	2012			2011			2010
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
Loans	$292,882	$16,362	5.59%	$260,245	$15,406	5.92%	$264,594	$17,171	6.49%
Taxable securities	85,910	1,933	2.25	98,986	2,377	2.40	78,287	2,564	3.28
Tax exempt securities	38,189	1,374	3.60	36,493	1,486	4.07	29,320	1,155	3.94
Federal Home Loan Bank of Indianapolis stock	3,817	116	3.04	3,914	99	2.53	4,186	79	1.89
Fed funds sold and other interest-earning deposits	11,371	47	0.41	9,204	23	0.25	5,183	11	0.21

Total interest-earning assets	432,169	19,832	4.59%	408,842	19,391	4.74%	381,570	20,980	5.50%
Noninterest-earning assets	39,656			41,485			41,332

Total assets	$471,825			$450,327			$422,902

Liabilities and equity:
Savings deposits	$57,587	$29	0.05%	$48,660	$42	0.09%	$45,363	$51	0.11%
Money market/NOW accounts	107,753	483	0.45	100,048	570	0.57	73,119	643	0.88
CDs and IRAs	135,334	2,350	1.74	143,650	3,304	2.30	148,585	3,985	2.68

Total interest bearing deposits	300,674	2,862	0.95	292,358	3,916	1.34	267,067	4,679	1.75
FHLB advances	53,292	1,209	2.27	52,180	1,467	2.81	53,288	2,096	3.93
Subordinated debentures	5,155	282	5.47	5,155	281	5.45	5,155	281	5.45
FDIC guaranteed unsecured borrowings	613	37	6.04	4,947	201	4.06	4,883	201	4.12
Other secured borrowings	234	2	0.85	552	6	1.09	1,493	11	0.74

Total interest-bearing liabilities	359,968	4,392	1.22	355,192	5,871	1.65	331,886	7,268	2.19%

Noninterest-bearing demand deposits	44,016			37,019			35,865
Other liabilities	5,799			5,416			4,561

Total liabilities	409,783			397,627			372,312
Equity	62,042			52,700			50,590

Total liabilities and equity	$471,825			$450,327			$422,902

Net interest income		$15,440			$13,520			$13,712

Net interest rate spread			3.37%			3.09%			3.31%
Net interest-earning assets	$72,201			$53,650			$49,684

Net interest margin			3.57%			3.31%			3.59%
Average interest-earning assets to interest-bearing liabilities			120.06%			115.10%			114.97%

Rate/Volume Analysis

The following table presents the dollar amount of changes in interest income and interest expense for the major categories of our interest-earning assets and interest-bearing liabilities for the years indicated. Information is provided for each category of interest-earning assets and interest-bearing liabilities with respect to (i) changes attributable to changes in volume (i.e., changes in average balances multiplied by the prior-period average rate) and (ii) changes attributable to rate (i.e., changes in average rate multiplied by prior-period average balances). For purposes of this table, changes attributable to both rate and volume which cannot be segregated, have been allocated proportionately to the change due to volume and the change due to rate.

	Years Ended December 31, 2012 vs. 2011			Years Ended December 31, 2011 vs. 2010
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,857	$(901)	$956	$(278)	$(1,487)	$(1,765)
Taxable securities	(301)	(143)	(444)	588	(775)	(187)
Tax exempt securities	67	(179)	(112)	291	40	331
Federal Home Loan Bank of Indianapolis stock	(3)	20	17	(5)	25	20
Fed funds sold and other interest-bearing deposits	6	18	24	10	2	12

Total interest-earning assets	1,626	(1,185)	441	606	(2,195)	(1,589)

Interest-bearing liabilities:
Savings deposits	7	(20)	(13)	4	(13)	(9)
Money market/NOW accounts	41	(128)	(87)	194	(267)	(73)
CDs and IRAs	(182)	(772)	(954)	(129)	(552)	(681)
FHLB advances and federal funds purchased	31	(289)	(258)	(43)	(586)	(629)
Subordinated debentures	—	1	1	—	—	—
Other secured borrowings	(3)	(1)	(4)	(9)	4	(5)
FDIC guaranteed borrowings	(231)	67	(164)	3	(3)	—

Total interest-bearing liabilities	(337)	(1,142)	(1,479)	20	(1,417)	(1,397)

Change in net interest income	$1,963	$(43)	$1,920	$586	$(778)	$(192)

Comparison of Financial Condition at December 31, 2012 and December 31, 2011

General: Total assets increased $15.6 million, or 3.3%, to $492.8 million at December 31, 2012 from $477.1 million at December 31, 2011. The increase was primarily due to an increase in net loans of $18.3 million in 2012, attributable to a continued increase in mortgage warehouse loans and an increase in commercial business loans, while all other loan balances decreased or remained relatively unchanged. The Company experienced an increase in total deposits in 2012 of $15.4 million, or 4.6%, which assisted in funding the increase in loans. We continue to see a shift in our deposit composition when comparing balances at December 31, 2012 to December 31, 2011, with a reduction in time deposits and an increase in interest-bearing and noninterest-bearing demand, savings and money market accounts. We attribute this change primarily to the continued low interest rate environment along with our strategic approach to pricing deposits and overall interest rate management. Federal Home Loan Bank of Indianapolis (“FHLBI”) advances decreased $23.0 million, or 31.9%, to $49.0 million at December 31, 2012, as we were able to replace a significant portion of matured borrowings with the increase in lower cost deposits. Total shareholders’ equity increased $28.4 million in 2012 primarily due to the net proceeds received in Company’s conversion and reorganization to a full stock holding company on October 4, 2012.

Investment Securities and Interest-earning Time Deposits: Total securities available for sale decreased $6.4 million, or 4.8%, to $125.6 million at December 31, 2012 from $132.0 million at December 31, 2011 due to payoffs. During the same time period, interest-earning time deposits at other financial institutions increased to $7.1 million at December 31, 2012. Interest-earning time deposits were utilized as a short-term investment alternative given the low interest rate environment.

At December 31, 2012, management reviewed the securities portfolio for possible other-than-temporary impairment and determined there were no impairment charges to be recorded. The total available-for-sale securities portfolio reflected a net unrealized gain of $5.6 million at December 31, 2012 compared to a net unrealized gain of $5.3 million at December 31, 2011.

Loans Held for Sale: Loans held for sale decreased $1.9 million, or 62.1%, to $1.2 million at December 31, 2012 compared to $3.0 million at December 31, 2011 primarily due to the timing of when residential mortgage loans are originated and subsequently sold to the secondary market.

Net Loans: Net loans increased $18.3 million, or 6.2%, to $313.7 million at December 31, 2012 compared to $295.4 million at December 31, 2011. This increase was primarily due to an increase in mortgage warehouse and commercial business loans during 2012. During 2012, we continued to experience strong demand for refinancing loans, particularly in the mortgage warehouse division throughout the country.

Mortgage warehouse loans increased $33.6 million, or 32.4%, to $137.5 million at December 31, 2012 compared to $103.9 million at December 31, 2011. The volume of such loans originated by the mortgage companies increased to $2.8 billion in 2012 from $2.0 billion in 2011. The Home Affordable Refinance Program, along with historically low long term mortgage interest rates during 2012 have contributed to continued increased demand in refinancing residential mortgage loans.

Commercial business loans increased $2.2 million, or 12.0%, to $20.2 million at December 31, 2012 compared to $18.0 million at December 31, 2011. This increase was primarily due to the origination of a $4.2 million commercial loan to a customer in the health care and social assistance industry which was performing in accordance with its original repayment terms at December 31, 2012.

There was no material change in commercial real estate, construction, land or home equity loans at December 31, 2012 when compared to December 31, 2011.

One- to four-family residential loans continued to decrease 18.8% during 2012 from $45.6 million at December 31, 2011 to $37.0 million at December 31, 2012, or 18.8%. The decrease in this portfolio was primarily attributable to continued refinance activity and normal amortization of the seasoned loan portfolio during 2012. We have continued to sell the majority of our fixed rate one- to four-family residential loans originated. Management expects to continue selling the majority of the long term fixed rate one- to four-family residential loans originated in the near future to reduce interest rate risk exposure of fixed rate long term mortgages remaining on the balance sheet.

Five or more family residential loans decreased $3.4 million, or 19.2%, to $14.3 million at December 31, 2012 compared to $17.7 million at December 31, 2011. During the first quarter of 2012, a $4.7 million loan secured by a residential apartment complex was paid off.

Consumer loan demand continued to remain low during 2012 consistent with overall consumer spending patterns. Automobile and other loans decreased $1.9 million, or 27.5%, to $5.0 million at December 31, 2012 compared to $6.9 million at December 31, 2011. Indirect automobile loans decreased $1.1 million during 2012 primarily due to the competitive interest rates offered through automobile dealers on indirect loans as well as overall lack of consumer demand.

The allowance for loan losses balance increased $536,000, or 14.2%, to $4.3 million at December 31, 2012 compared to $3.8 million at December 31, 2011 primarily due to a provision for loan losses of $1.0 million offset by net charge-offs of $501,000 during 2012. Net charge-offs of $228,000 had been specifically reserved for in prior periods. The allowance for loan losses to total loans ratio was 1.35% at December 31, 2012 compared to 1.26% at December 31, 2011.

Total nonperforming loans were $8.4 million at December 31, 2012 up from $6.4 million at December 31, 2011. Total nonperforming loans to total loans ratio was 2.63% at December 31, 2012 compared to 2.13% at December 31, 2011 attributable to the increase in total nonperforming loans in addition to the increase in total loans over the same year. The increase in nonperforming loans was due to the addition of four relationships totaling $1.9 million which moved to nonaccrual status during 2012. The first relationship totaled $508,000 at December 31, 2012 and was secured by a strip mall in Porter County. This relationship also includes an office building located in Porter County, Indiana which was moved to other real estate owned during the fourth quarter of 2012. The Company has an agreement to sell both of these properties with an expected closing during the second quarter of 2013. Management does not anticipate any additional losses as a result of this transaction. The second relationship totaled $588,000 at December 31, 2012 and is secured by a restaurant located in Lake County, Indiana. During the fourth quarter of 2012, this relationship was restructured into an A/B note structure and is classified as a troubled debt restructuring. The A note totaled $588,000 at December 31, 2012 and will remain in nonaccrual status for at least six months before management considers moving this note back to accrual status. The B note totaled $157,000 and was immediately charged-off at the time of restructuring. The third relationship totaled $433,000 at December 31, 2012 and is secured by a hotel located in LaPorte County, Indiana. The Company holds the first lien on this property with the United States Small Business Administration holding a second lien on the property. The final relationship totaled $390,000 at December 31, 2012 and is secured by several non-owner occupied rental properties and a residential property in LaPorte County, Indiana.

As of December 31, 2012, nonaccrual loans to rental, real estate and land developers totaled $4.7 million, to accommodation and food services totaled $1.0 million, to entertainment and recreation businesses totaled $379,000, to construction businesses totaled $279,000 and to all other commercial industry types totaled $88,000. One- to four-family residential loans on nonaccrual totaled $1.8 million as of December 31, 2012. All other consumer loans on nonaccrual status totaled $96,000 at December 31, 2012.

Total nonperforming assets to total assets ratio increased to 1.88% at December 31, 2012 compared to 1.55% at December 31, 2011 primarily due to the increase in nonperforming loans mentioned above which was offset by a decrease of $110,000 in other real estate owned. Six properties were sold during 2012 with a recorded fair value of $536,000, and 8 new properties were transferred into other real estate owned during the same year with a fair value of $737,000. For the year ended December 31, 2012, write-downs totaling $288,000 were recorded on other real estate owned properties. The current balance in other real estate owned includes the current market value of a property the Company acquired in its acquisition of City Savings Bank in 2007, which was held for future branch development. The current market value of this property was $305,000 at December 31, 2012. The Company anticipates listing this property for sale in the future but does not anticipate that to occur in the near future.

Goodwill and Other Intangible Assets: Our goodwill totaled $8.4 million at December 31, 2012 and 2011. Accounting standards require goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. The most recent annual impairment review of the $8.4 million of goodwill previously recorded was performed in February 2013 as of October 31, 2012. Based on this evaluation completed in February 2013, management determined that the fair value of the reporting unit, which is defined as LaPorte Bancorp, Inc. as a whole, exceeded the book value of the goodwill, based on the opinion of an independent expert in valuations, such that the sales price per common share would exceed our book value per common share. Accordingly, no goodwill impairment was recognized in 2012.

As the Company’s market price per common share is currently less than its tangible book value per common share, it is reasonably possible that management may conclude that goodwill, totaling $8.4 million at December 31, 2012, is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

Deposits: Total deposits increased $15.4 million, or 4.6%, to $349.0 million at December 31, 2012 compared to $333.6 million at December 31, 2011, primarily due to an increase in both interest and noninterest-bearing deposits. The continued decline in interest rates offered on longer term certificates of deposit along with the addition of several commercial and personal estate deposit accounts has resulted in an increase in our transaction deposits and a decrease in our fixed rate longer term certificates of deposit.

Noninterest bearing demand deposits increased $11.9 million, or 30.6%, to $50.9 million at December 31, 2012 compared to $39.0 million at December 31, 2011. This increase was primarily due to the increase in commercial lending relationships and their associated deposit accounts along with an increase in personal estate accounts during 2012. Savings and money market accounts increased $9.9 million, or 9.0%, to $120.4 million at December 31, 2012 from $110.4 million at December 31, 2011. Interest-bearing checking accounts increased $3.0 million, or 6.0%, to $52.9 million at December 31, 2012.

Certificates of deposit and IRA balances decreased $9.4 million, or 7.0%, to $124.8 million at December 31, 2012, primarily due to the continued low interest rate environment. Non-brokered certificates of deposit and IRA time deposits decreased $14.3 million during 2012, primarily due to the continued competitive and low interest rate environment. Although management believes the interest rates offered on certificates of deposit have remained competitive, we have positioned them at or below the average rates offered in the market due to the pricing on alternative sources of funding. Partially offsetting this decrease in non-brokered certificates of deposit and IRA time deposits was an increase of $4.8 million in brokered deposits during 2012. During the first quarter of 2012, we purchased $10.0 million of brokered deposits through CDARS to replace the repayment of a portion of higher costing FHLBI advances and the FDIC guaranteed unsecured borrowing which matured. Offsetting this increase in CDARS deposits was a decrease in other brokered deposits of $5.2 million during 2012.

Borrowed Funds: Total borrowed funds decreased $28.0 million, or 34.1%, to $54.2 million at December 31, 2012 compared to $82.2 million at December 31, 2011, as we were able to replace a significant portion of matured borrowings with the increase in lower cost deposits. During 2012, $21.0 million in long-term FHLBI advances matured and a portion of these advances were replaced by the purchase of $10.0 million in CDARS deposits, as well as by an increase in total deposits of $15.4 million. During the first quarter of 2012, the $5.0 million FDIC guaranteed unsecured borrowing which The LaPorte Savings Bank entered into in 2009 matured and was paid off. The Company has been granted unsecured lines of credit at First Tennessee Bank in the amount of $15.0 million and at Zions Bank in the amount of $9.0 million. At December 31, 2012, neither of these lines of credit were being utilized by the Company.

Total Shareholders’ Equity: Total shareholders’ equity increased $28.4 million, or 50.9%, to $84.1 million at December 31, 2012 compared to $55.7 million at December 31, 2011 due to an increase in paid in capital of $25.3 million and an increase in retained earnings of $3.5 million. The increase in paid in capital was primarily due to the net proceeds received in the Company’s conversion and reorganization to a full stock holding company on October 4, 2012. The increase in retained earnings was primarily due to 2012 net income of $4.3 million which was offset in part by $807,000 in shareholder dividends paid in 2012.

Comparison of Operating Results For the Years Ended December 31, 2012 and December 31, 2011

Net Income: Net income increased $1.0 million, or 32.2%, to $4.3 million for the year ended December 31, 2012 compared to $3.2 million for the year ended December 31, 2011. Return on average assets for 2012 was 0.91% compared to 0.72% for 2011, and return on average equity increased to 6.91% from 6.15% over the same period. The increase in net income was primarily attributable to an increase in net interest income of $1.9 million and an increase in noninterest income of $513,000 which was partially offset by an increase in noninterest expense of $730,000.

The Company experienced an increase in both mortgage warehouse and mortgage banking activity during 2012 when compared to 2011, which contributed significantly to the increase in net income. The average outstanding balance of mortgage warehouse loans increased $45.2 million for the year ended December 31, 2012 compared to the same prior year. Gains on mortgage banking activities increased $558,000 for the year ended December 31, 2012 when compared to the same prior year due to customer demand for refinancings.

Net Interest Income: Net interest income increased $1.9 million, or 14.2%, to $15.4 million for the year ended December 31, 2012 compared to the prior year, primarily due to an increase in the net interest margin of 26 basis points to 3.57% from 3.31%, over the same year. This increase was primarily due to a decrease in interest expense on deposit accounts and borrowings. The average cost of interest-bearing liabilities decreased 43 basis points during 2012. Interest income increased primarily due to an increase in loan interest and fee income for the year ended December 31, 2012 compared to the prior year. The average balance of interest-earning assets increased $23.3 million during 2012.

Interest and Dividend Income: Interest and dividend income increased $441,000, or 2.3%, to $19.8 million for the year ended December 31, 2012 compared to the prior year, primarily due to an increase in interest and fee income on loans of $956,000, or 6.2%. The average outstanding balance of loans increased $32.6 million, while the average yield on loans decreased 33 basis points to 5.59% for 2012. Interest income on taxable securities decreased to $1.9 million in 2012 from $2.4 million in 2011. The average outstanding balance of taxable securities decreased $13.1 million and the average yield decreased 15 basis points in 2012. Interest income on tax exempt securities decreased $112,000 in 2012 primarily due to a decrease in the average yield of 47 basis points in 2012 compared to 2011. The current low interest rate environment continues to impact interest income and management anticipates this to continue in the near future.

Interest and fee income on mortgage warehouse loans increased $2.1 million, or 53.1%, to $6.0 million during 2012 when compared to 2011 due to the increase of $45.2 million in the average balance of mortgage warehouse loans during the same time period. The volume of such loans originated by the mortgage companies increased to $2.8 billion in 2012 from $2.0 billion in 2011. The Home Affordable Refinance Program, along with historically low long term mortgage interest rates during 2012 have contributed to continued increased demand in refinance activity.

Interest and fee income on commercial real estate and business loans remained relatively unchanged between the years ended December 31, 2012 and 2011.

Interest and fee income on one- to four-family residential loans decreased $723,000, or 24.0%, to $2.3 million for the year ended December 31, 2012 compared to the prior year, due to a decrease in the average outstanding balances of such loans of $11.5 million. The Bank continues to sell the majority of its fixed rate one- to four-family residential loans originated, and as a result, the continued refinance activity during 2012 contributed to the decrease in both the average outstanding balance of such loans and interest income from such loans. The average yield on one- to four-family residential loans decreased 16 basis points during 2012 when compared to the prior year.

Interest income on automobile and other consumer loans decreased $157,000, or 27.4%, to $415,000 for the year ended December 31, 2012. The average outstanding balance of these loans decreased $1.9 million during 2012 when compared to the prior year as demand for these loans remains low.

Interest income on taxable securities decreased $444,000, or 18.7%, to $1.9 million for the year ended December 31, 2012 compared to the prior year, due to a decrease in average outstanding balances of $13.1 million and a decrease in the average yield of 15 basis points. Interest income on tax exempt securities decreased $112,000 to $1.4 million for the year ended December 31, 2012, due to a decrease in the average yield of 47 basis points. Management expects that the current low interest rate environment will continue to negatively impact the yield on the investment portfolio.

Interest Expense: Interest expense decreased $1.5 million, or 25.2%, to $4.4 million for the year ended December 31, 2012 compared to the prior year. The average cost of interest-bearing liabilities decreased 43 basis points to 1.22% during 2012 from 1.65% for the prior year, primarily due to a decrease in the average cost of certificates of deposit and IRA time deposits as well as a decrease in the average cost of borrowed funds.

Interest expense on deposits decreased $1.1 million, or 26.9%, to $2.9 million for the year ended December 31, 2012 as compared to the prior year. The average cost of certificates of deposit and IRA time deposits decreased 56 basis points to 1.74% for 2012 from 2.30% in 2011 and the average outstanding balance of these deposits decreased $8.3 million resulting in a decrease of $954,000 in interest expense on these deposits. The average cost of money market and interest-bearing checking accounts decreased 12 basis points to 0.45% in 2012 from 0.57% in 2011. The Company has continued to offer competitive interest rates on money market accounts in order to attract these relatively low cost deposits to help fund the mortgage warehouse division.

Interest expense on FHLBI advances decreased $258,000, to $1.2 million during 2012 due to a 54 basis point decrease in the average cost of FHLBI advances to 2.27% in 2012 as we were able to replace a significant portion of matured borrowings with the increase in lower cost deposits. Interest expense on the FDIC guaranteed unsecured borrowing which The LaPorte Savings Bank entered into in 2009 decreased $164,000 for the year ended December 31, 2012 when compared to the prior year, as the borrowing matured and was paid off during the first quarter of 2012.

Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $1.0 million for the year ended December 31, 2012 compared to $1.1 million for the prior year. Net charge-offs for 2012 and 2011 were $501,000 and $1.3 million, respectively. Specific reserves of $228,000 were previously recorded for current year net charge-offs.

Noninterest Income: Noninterest income increased $513,000, or 19.4%, to $3.2 million in 2012 compared to 2011, primarily attributable to increases in gains on mortgage banking activities of $558,000 due to an increase in refinance activity when comparing 2012 to 2011. Other income increased $258,000 for the year ended December 31, 2012 compared to the prior year primarily attributable to gains of $141,000 attributable to the call of certain brokered time deposits during the third quarter, along with an increase in wire transfer fees of $118,000 resulting from the increased activity in the mortgage warehouse division.

Net gain on sales of securities decreased $249,000 for the year ended December 31, 2012 compared to the prior year. During the third quarter of 2011, based on the Federal Reserve Board’s decision to maintain the low level of interest rates through at least 2012, management made the decision to sell a number of securities and add these gains to capital permanently without a negative impact on long term earnings. Service charge income decreased $77,000, or 14.5%, to $453,000 for the year ended December 31, 2012 from $530,000 for the same prior year. The Company continues to experience a decrease in non-sufficient funds/overdraft fee income due to the regulations impacting our ability to charge for certain types of overdraft protection.

Noninterest Expense: Noninterest expense increased $730,000, or 6.6%, to $11.8 million for the year ended December 31, 2012 compared to $11.1 million for the prior year primarily due to an increase in salaries and employee benefits expense of $539,000, or 8.8%. Payroll expenses increased $408,000, or 8.3%, during 2012 compared to the prior year as a result of an increase in staffing to our commercial credit and mortgage warehouse departments, annual merit pay and bonus accruals. Late in the third quarter of 2011, we implemented an equity incentive plan which resulted in an increase to compensation expense of $172,000 for the year ended December 31, 2012.

Other expenses increased $222,000, or 17.7%, primarily due to expenses of $95,000 incurred for the creation of a real estate investment trust company which was established in 2013. During 2012, the Company also incurred other expenses of $28,000 related to strategic planning services performed by an independent third party, $28,000 in miscellaneous services expense related to our investment subsidiary, $20,000 in settlement expenses related to a legal proceeding we assumed from our merger with City Savings Financial and $20,000 related to the hiring of a temporary commercial loan consultant.

Data processing expenses increased $80,000, or 18.0%, during 2012 due to enhancements of existing credit analyzing software for our commercial credit department and the addition of a secondary market loan pricing and tracking software.

Partially offsetting these increases was a decrease in the amortization of intangible assets of $90,000, or 44.8%, as the core deposit intangible asset recorded by us is amortized into expense and the customer intangible asset was fully amortized during the third quarter of 2011. FDIC insurance expense decreased $74,000, or 18.1%, in 2012 due to the change in the formula of the assessment and its impact on The LaPorte Savings Bank.

Income Taxes: Income tax expense increased $760,000, to $1.5 million for 2012 compared to $736,000 for 2011, primarily due to an increase in income before taxes of $1.8 million, as well as an increase in the effective tax rate. The effective tax rates for 2012 and 2011 were 25.9% and 18.5%, respectively. During the third and fourth quarters of 2012, we estimated all state net operating losses and other credits were utilized for 2012 resulting in a state income tax expense of $173,000. The Company has established a real estate investment trust company in 2013 as an additional vehicle to raise capital which will have the ancillary effect of lowering our effective state income tax rate in future years.

Liquidity and Capital Resources

We maintain liquid assets at levels we consider adequate to meet both our short- and long-term liquidity needs. We adjust our liquidity levels to fund deposit outflows, repay our borrowings and to fund loan commitments. We also adjust liquidity as appropriate to meet asset and liability management objectives. Liquidity levels fluctuate significantly based upon the demand in the mortgage warehouse lending division.

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations, as well as access to Federal Home Loan Bank advances and other borrowings. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits.

A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At December 31, 2012 and December 31, 2011, $6.9 million and $8.1 million of our assets were invested in cash and cash equivalents, respectively. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of securities, principal repayments of mortgage-backed securities and increases in deposit accounts. Short-term investment securities (maturing in one year or less) totaled $0 and $335,000 at December 31, 2012 and December 31, 2011, respectively, not including scheduled or pre-payments from mortgage-backed securities and CMOs. Based on our current Federal Home Loan Bank of Indianapolis stock ownership, as of December 31, 2012 and December 31, 2011, we had $49.0 million and $72.0 million, respectively in borrowings outstanding from the Federal Home Loan Bank of Indianapolis. At December 31, 2012 and December 31, 2011 we had access to additional Federal Home Loan Bank of Indianapolis advances of up to approximately $26.8 million and $2.8 million, respectively. At December 31, 2012 and 2011, if we increased our ownership in Federal Home Loan Bank of Indianapolis stock to the maximum allowable and increased our pledged collateral accordingly, we could borrow an additional $49.5 million and $38.5 million, respectively, from the Federal Home Loan Bank of Indianapolis. As of December 31, 2012 and December 31, 2011, we had $0 in borrowings from the Federal Reserve Bank discount window and access to additional borrowings of up to approximately $8.0 million at December 31, 2012 and approximately $10.0 million at December 31, 2011. During the first quarter of 2012, the Company was extended an accommodation from First Tennessee Bank National Association to borrow federal funds up to $15.0 million. During the fourth quarter of 2011, the Company was extended an accommodation from First Tennessee Bank National Association to borrow federal funds up to $20.0 million. The federal funds accommodation is not and shall not be a confirmed line or loan, and First Tennessee Bank National Association may cancel such accommodation at any time, in whole or in part, without cause or notice, at its sole discretion. At December 31, 2012 and December 31, 2011, the Company had no borrowings from First Tennessee Bank National Association. During 2012, the Company entered into an agreement with Zions First National Bank for an unsecured line of credit to borrow federal funds up to $9.0 million. This federal funds line of credit was established at the discretion of Zions First National Bank and may be terminated at any time in its sole discretion. At December 31, 2012, the Company had no borrowings from Zions First National Bank. The market value of unpledged available for sale securities which could be pledged for additional borrowing purposes was $83.5 million and $98.3 million at December 31, 2012 and December 31, 2011, respectively.

At December 31, 2012, we had $34.8 million in loan commitments outstanding, of which $18.0 million was committed to originate unused home equity lines of credit, $4.9 million was committed to originate commercial lines of credit, $1.9 million was committed to originate unused commercial standby letters of credit, $4.3 million was committed to unused overdraft lines of credit, $866,000 was committed to originate commercial real estate loans, $463,000 was committed to originate commercial loans, $3.4 million was committed to originate unused commercial construction loans and $934,000 was committed to originate unused residential construction loans. At December 31, 2011, we had $30.9 million in loan commitments outstanding, of which $17.2 million was committed to originate unused home equity lines of credit, $3.4 million was committed to originate commercial lines of credit, $2.4 million was committed to originate unused commercial standby letters of credit, $4.0 million was committed to unused overdraft lines of credit, $1.1 million was committed to originate commercial real estate loans, $1.6 million was committed to originate unused commercial construction loans and $1.2 million was committed to originate unused residential construction loans. Certificates of deposit and IRAs due within one year of December 31, 2012 and December 31, 2011 totaled $65.0 million, or 52.1% and $67.4 million, or 50.2%, respectively of certificates of deposit and IRAs. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, IRAs and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2012. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing or financing cash flows. Net cash provided by operating activities was $8.1 million and $6.5 million for the years ended December 31, 2012 and December 31, 2011, respectively. Net cash from investing activities was $20.1 million and $30.5 million during the years ended December 31, 2012 and 2011. Investment securities cash flows had the most significant effect, as net cash from sales and maturities amounted to $48.4 million and $59.1 million for the years ended December 31, 2012 and December 31, 2011, respectively, and net cash utilized in purchases amounted to $41.4 million and $66.4 million during the years ended December 31, 2012 and December 31, 2011, respectively. During 2011, we used $134,000 to purchase 14,130 shares of our common stock, which was held as treasury stock. Net cash provided by financing activities was $10.7 million and $26.2 million for the years ended December 31, 2012 and 2011. Net proceeds from our stock offering comprised a majority of our financing activity during 2012 in addition to deposit cash flows. Deposit and borrowing cash flows comprised most of our financing activities in 2011. The net effect of our operating, investing and financing activities was to decrease our cash and cash equivalents from $8.1 million at the beginning of fiscal year 2012 to $6.9 million at December 31, 2012. The net effect of our operating, investing and financing activities was to increase our cash and cash equivalents from $5.9 million at the beginning of fiscal year 2011 to $8.1 million at December 31, 2011.

We also have obligations under our post retirement plans as described in Notes 12 and 13 of the Notes to Consolidated Financial Statements. The post retirement benefit plans will require future payments to eligible plan participants. We contributed $52,000 to our 401(k) plan in each of 2012 and 2011. In addition, as part of the second-step conversion and offering, the employee stock ownership plan trust borrowed funds from the Company and used those funds to purchase shares to be allocated to participants in our ESOP.

Off-Balance-Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and standby letters of credit. For information about our loan commitments, letters of credit and unused lines of credit, see Note 19 of the Notes to Consolidated Financial Statements.

For the years ended December 31, 2012 and 2011, we did not engage in any off-balance-sheet transactions other than loan origination commitments, unused lines of credit and standby letters of credit in the normal course of our lending activities.

Effect of Inflation and Changing Prices

The consolidated financial statements and related consolidated financial data presented herein regarding the Company have been prepared in accordance with U.S. generally accepted accounting principles, which generally require the measurement of financial position and operating results in terms of historical dollars, without considering changes in relative purchasing power over time due to inflation. Unlike most industrial companies, virtually all of the Company’s assets and liabilities are monetary in nature. As a result, interest rates generally have a more significant impact on the Company’s performance than does the effect of inflation. Interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services, because such prices are affected by inflation to a larger extent than interest rates.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Management of Interest Rate Risk

Our asset/liability management strategy attempts to manage the impact of changes in interest rates on net interest income, our primary source of earnings.

Historically, we have relied on funding longer term higher interest-earning assets with shorter term lower interest-bearing deposits to earn a favorable net interest rate spread. As a result, we have been vulnerable to adverse changes in interest rates. Over the past several years, management has implemented an asset/liability strategy to manage, subject to our profitability goals, our interest rate risk. Among the techniques we are currently using to manage interest rate risk are: (i) expanding, subject to market conditions, our commercial real estate loans, commercial business loans and mortgage warehouse loans as they generally reprice more quickly than residential mortgage loans; (ii) selling on the secondary market most of our originations of long-term fixed-rate one- to four-family residential mortgage loans; (iii) subject to market conditions and consumer demand, originating residential adjustable rate mortgages for our portfolio; (iv) using interest rate swaps, caps or floors to hedge our assets and/or liabilities; and (v) reducing the amount of long term, fixed rate mortgage-backed and CMO securities, which are vulnerable to an increasing interest rate environment and will extend in duration. We have also used structured rates with redemption features to improve our yield and may consider interest rate swaps and other hedging instruments although we have not done so recently.

While this strategy has helped manage our interest rate exposure, it does pose risks. For instance, the prepayment options embedded in adjustable rate one- to four-family residential loans and the mortgage-backed securities and CMOs, which allow for early repayment at the borrower’s discretion may result in prepayment before the loan reaches the fully indexed rate. Conversely, in a falling interest rate environment, borrowers may refinance their loans and redeemable securities may be called. In addition, non-residential lending generally presents higher credit risks than residential one- to four-family lending.

Our Board of Directors is responsible for the review and oversight of management’s asset/liability strategies. Our Asset/Liability Committee is charged with developing and implementing an asset/liability management plan. This committee meets monthly to review pricing and liquidity needs and assess our interest rate risk. We currently utilize a third party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates. In addition, on a monthly basis, the committee reviews our current liquidity position, investment activity, deposit and loan repricing and terms, interest rate swap effectiveness testing, and Federal Home Loan Bank and other borrowing strategies.

Depending on market conditions, we often place more emphasis on enhancing net interest margin rather than matching the interest rate sensitivity of our assets and liabilities. In particular, we believe that the increased net interest income resulting from a mismatch in the maturity of our asset and liabilities portfolios can, during periods of stable interest rates, provide high enough returns to justify increased exposure to sudden and unexpected increases in interest rates. As a result of this philosophy, our results of operations will remain vulnerable to increases in interest rates.

Quantitative Analysis. The table below sets forth, as of December 31, 2012, the estimated changes in the net interest margin and the economic value of equity that would result from the designated changes in the United States Treasury yield curve over a 12 month non-parallel ramp for The LaPorte Savings Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

		Estimated Increase (Decrease) in NIM			Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets
Changes in Interest Rates (basis points) (1)	Estimated NIM (2)	Amount	Percent	Estimated EVE (3)	Amount	Percent	EVE Ratio(4)	Changes in Basis Points
(Dollars in thousands)
+300	$17,047	$1,389	8.87%	$76,586	$(1,231)	(1.58)%	16.35%	0.39%
+200	16,614	955	6.10	78,752	935	1.20	16.58	0.62
+100	16,109	451	2.88	79,048	1,231	1.58	16.41	0.46
0	15,658	—	—	77,817	—	—	15.96	—
-100	15,192	(467)	(2.98)	74,902	(2,915)	(3.75)	15.22	(0.74)

(1)	Assumes changes in interest rates over a 12 month non-parallel ramp.
(2)	NIM or Net Interest Margin measures The LaPorte Savings Bank’s exposure to net interest income due to changes in a forecast interest rate environment.
(3)	EVE or Economic Value of Equity at Risk measures The LaPorte Savings Bank’s exposure to equity due to changes in a forecast interest rate environment.
(4)	EVE Ratio represents Economic Value of Equity divided by the economic value of assets which should translate into built in stability for future earnings.

The table above indicates that at December 31, 2012, in the event of a 100 basis point decrease in interest rates over a 12 month non-parallel ramp, we would experience a 2.98% decrease in net interest margin. In the event of a 100 basis point increase in interest rates over a 12 month non-parallel ramp, the net interest margin would increase 2.88%.

The table above indicates that at December 31, 2012, in the event of a 100 basis point decrease in interest rates over a 12 month non-parallel ramp, we would experience a 3.75% decrease in economic value of equity. In the event of a 100 basis point increase in interest rates over a 12 month non-parallel ramp, the economic value would increase 1.58% in economic value of equity.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurement. Modeling changes in the economic portfolio value of equity and net interest margin require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. In this regard, the table above assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and assumes that particular changes in interest rates occur at different times and in different amounts in response to a designed change in the yield curve for U.S. Treasuries. Furthermore, although the table provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income. Finally, the above table does not take into account the changes in the credit risk of our assets which can occur in connection with changes in interest rates.

The Company is also continuing to take steps to address its exposure to rising interest rates. For instance management executed an interest rate swap to address the exposure on its $5.0 million floating rate trust preferred debenture in April 2009, by swapping for a fixed five year effective rate of 5.54%. In October 2009, the Company executed a $10.3 million interest rate swap which took $10.3 million five year floating rate brokered certificates of deposit and swapped for a fixed five year effective rate of 3.19%. In February 2010, The LaPorte Savings Bank executed two interest rate swaps against $15.0 million in maturing FHLB advances. The first interest rate swap was against a $10.0 million adjustable rate advance tied to the three month LIBOR plus 0.25% for six years at an effective fixed rate of 3.69% and began in July 2010. The second interest rate swap was against a $5.0 million adjustable rate advance tied to the three month LIBOR plus 0.22% for five years with an effective fixed rate of 3.54% and began in September 2010. We will continue to look for opportunities to address our exposure to rising interest rates utilizing hedging strategies in the future. We are also continuing to sell most of the fixed rate one- to-four family residential real estate loans originated and continuing to originate the majority of commercial real estate loans at a variable rate with interest rate floors attached.

Item 8.	Financial Statements and Supplementary Data

The information regarding financial statements is incorporated herein by reference to LaPorte Bancorp, Inc.’s 2012 Annual Report to Shareholders in the Financial Statements and the Notes thereto.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not Applicable

Item 9A.	Controls and Procedures

(a) Evaluation of disclosure controls and procedures

The Company has adopted disclosure controls and procedures designed to facilitate financial reporting. The Company’s disclosure controls currently consist of communications among the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and each department head to identify any transactions, events, trends, risks or contingencies which may be material to its operations. These disclosure controls also contain certain elements of the Company’s internal controls adopted in connection with applicable accounting and regulatory guidelines. In addition, the Company’s Chief Executive Officer, Chief Financial Officer, Audit Committee and independent registered public accounting firm meet on a quarterly basis to discuss disclosure matters. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report and found them to be effective.

(b) Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 based upon the criteria set forth in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company’s management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2012.

(c) Changes in internal controls

There were no significant changes made in our internal control over financial reporting during the Company’s fourth quarter of the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2013 Annual Meeting of Shareholders (the “2013 Proxy Statement”) is incorporated herein by reference.

Item 11.	Executive Compensation

The “Proposal I—Election of Directors” section of the Company’s 2013 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The “Proposal I—Election of Directors” section of the Company’s 2013 Proxy Statement is incorporated herein by reference.

The following table sets forth information as of December 31, 2012 about Company common stock that may be issued under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	281,841	$6.44	16,404
Equity compensation plans not approved by security holders	—		—

Total	281,841	$6.44	16,404

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The “Transactions with Certain Related Persons” section of the Company’s 2013 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

The “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2013 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) Financial Statements

The following are filed as a part of this report by means of incorporation by reference to LaPorte Bancorp, Inc.’s 2012 Annual Report to Shareholders:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets—at December 31, 2012 and 2011

(C)	Consolidated Statements of Income—Years ended December 31, 2012 and 2011

(D)	Consolidated Statements of Comprehensive Income – Years ended December 31, 2012 and 2011

(E)	Consolidated Statements of Changes In Shareholders’ Equity—Years ended December 31, 2012 and 2011

(F)	Consolidated Statements of Cash Flows—Years ended December 31, 2012 and 2011

(G)	Notes to Consolidated Financial Statements.

(a)(2)  Financial Statement Schedules

    None.

(a)(3)  Exhibits

3.1	Articles of Incorporation of LaPorte Bancorp, Inc. (1)
3.2	Bylaws of LaPorte Bancorp, Inc. (2)
4	Form of Common Stock Certificate of LaPorte Bancorp, Inc. (3)
10.1	Employment Agreement by and among Lee A. Brady and The LaPorte Savings Bank effective February 26, 2008(4)
10.2	Employment Agreement by and among Michele M. Thompson and The LaPorte Savings Bank effective February 26, 2008(5)
10.3	First Amendment of Employment Agreement for Lee A. Brady dated September 23, 2008 (6)
10.4	Second Amendment to the Employment Agreement for Lee A. Brady dated July 12, 2011 (7)
10.5	First Amendment to the Employment Agreement for Michele M. Thompson dated September 23, 2008 (8)
10.6	Second Amendment to the Employment Agreement for Michele M. Thompson dated July 12, 2011 (9)
10.7	Employment Agreement by and among Patrick W. Collins and The LaPorte Savings Bank dated January 1, 2011(10)
10.8	Amended and Restated Supplemental Executive Retirement Plan by and among Lee A. Brady and The LaPorte Savings Bank dated October 26, 2010 (11)
10.9	Supplemental Executive Retirement Agreement by and among Michele M. Thompson and The LaPorte Savings Bank dated October 26, 2010 (12)
10.10	Supplemental Executive Retirement Agreement by and among Patrick W. Collins and The LaPorte Savings Bank dated December 28, 2010 (13)

10.11	Split Dollar Agreement by and among Patrick W. Collins and The LaPorte Savings Bank dated December 28, 2010 (14)
10.12	Split Dollar Agreement by and among Michele M. Thompson and The LaPorte Savings Bank dated October 26, 2010 (15)
10.13	Split Dollar Agreement by and among Lee A. Brady and The LaPorte Savings Bank dated January 1, 2003(16)
10.14	Deferred Compensation Agreement by and among Lee A. Brady and The LaPorte Savings Bank dated February 27, 1979 (17)
10.15	First Amendment to the Deferred Compensation Agreement by and among Lee A. Brady and The LaPorte Savings Bank dated September 23, 2008(18)
10.16	Employee Stock Ownership Plan amended and restated effective January 1, 2011(19)
10.17	LaPorte Bancorp, Inc. 2011 Equity Incentive Plan (20)
13	Consolidated Financial Statements
21	Subsidiaries of Registrant
23	Consent of Crowe Horwath LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2012 and 2011, (ii) the Consolidated Statements of Income for the years ended December 31, 2012 and 2011, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2012 and 2011, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012 and 2011, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011, and (vi) the notes to the Consolidated Financial Statements

(1)	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of LaPorte Bancorp, Inc. (file no. 333-182106), originally filed with the Securities and Exchange Commission on June 13, 2012.
(2)	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 of LaPorte Bancorp, Inc. (file no. 333-182106), originally filed with the Securities and Exchange Commission on June 13, 2012.
(3)	Incorporated by reference to Exhibit 4 to the Registration Statement on Form S-1 of LaPorte Bancorp, Inc. (file no. 333-182106), originally filed with the Securities and Exchange Commission on June 13, 2012.
(4)	Incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-1 of LaPorte Bancorp, Inc. (file no. 333-182106), originally filed with the Securities and Exchange Commission on June 13, 2012.
(5)	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 of LaPorte Bancorp, Inc. (file no. 333-182106), originally filed with the Securities and Exchange Commission on June 13, 2012.
(6)	Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of LaPorte Bancorp, Inc. (file no. 001-33733) for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009.
(7)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of LaPorte Bancorp, Inc. (file no. 001-33733) filed with the Securities and Exchange Commission on July 12, 2011.
(8)	Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of LaPorte Bancorp, Inc. (file no. 001-33733), originally filed with the Securities and Exchange Commission on March 31, 2009.
(9)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of LaPorte Bancorp, Inc. (file no. 001-33733), originally filed with the Securities and Exchange Commission on July 12, 2011.

(10)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of LaPorte Bancorp, Inc. (file no. 001-33733) filed with the Securities and Exchange Commission on December 29, 2010.
(11)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of LaPorte Bancorp, Inc. (file no. 001-33733) filed with the Securities and Exchange Commission on October 28, 2010.
(12)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of LaPorte Bancorp, Inc. (file no. 001-33733), originally filed with the Securities and Exchange Commission on October 28, 2010.
(13)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of LaPorte Bancorp, Inc. (file no. 001-33733), originally filed with the Securities and Exchange Commission on December 29, 2010.
(14)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of LaPorte Bancorp, Inc. (file no. 001-33733), originally filed with the Securities and Exchange Commission on December 29, 2010.
(15)	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of LaPorte Bancorp, Inc. (file no. 001-33733), originally filed with the Securities and Exchange Commission on October 28, 2010.
(16)	Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of LaPorte Bancorp, Inc. (file no. 333-182106), originally filed with the Securities and Exchange Commission on June 13, 2012.
(17)	Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of LaPorte Bancorp, Inc. (file no. 333-143526), originally filed with the Securities and Exchange Commission on June 5, 2007.
(18)	Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of LaPorte Bancorp, Inc. (file no. 001-33733) for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009.
(19)	Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of LaPorte Bancorp, Inc. (file no. 333-182106), originally filed with the Securities and Exchange Commission on June 13, 2012.
(20)	Incorporated by reference to Exhibit 10 to the Registration Statement on Form S-8 (file no. 333-177549) filed with the Securities and Exchange Commission on October 27, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAPORTE BANCORP, INC.

Date: March 27, 2013	By:	/s/ Lee A. Brady
Lee A. Brady
Chief Executive Officer (Duly Authorized Representative)

Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lee A. Brady Lee A. Brady	Chief Executive Officer (Principal Executive Officer)	March 27, 2013

/s/ Michele M. Thompson Michele M. Thompson	President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 27, 2013

/s/ Paul G. Fenker Paul G. Fenker	Chairman of the Board	March 27, 2013

/s/ Mark A. Krentz Mark A. Krentz	Secretary of the Board	March 27, 2013

/s/ Ralph F. Howes Ralph F. Howes	Director	March 27, 2013

/s/ L. Charles Lukmann, III L. Charles Lukmann, III	Director	March 27, 2013

/s/ Jerry L. Mayes Jerry L. Mayes	Vice Chairman of the Board	March 27, 2013

/s/ Robert P. Rose Robert P. Rose	Director	March 27, 2013

/s/ Dale A. Parkison Dale A. Parkison	Director	March 27, 2013