Form 10-Q
period 2013-03-31
LaPorte Bancorp, Inc.
filed 2013-05-13
CIK 1549276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒

Number of shares of common stock outstanding at May 10, 2013: 6,205,250

PART I – FINANCIAL INFORMATION

ITEM 1.	CONSOLIDATED FINANCIAL STATEMENTS

LAPORTE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and due from financial institutions	$4,704	$6,857
Interest-earning time deposits in other financial institutions	7,876	7,141
Securities available for sale	139,097	125,620
Federal Home Loan Bank (FHLB) stock, at cost (restricted)	3,817	3,817
Loans held for sale, at fair value	2,296	1,155
Loans, net of allowance for loan losses of $4,220 at March 31, 2013, $4,308 at December 31, 2012	291,507	313,692
Mortgage servicing rights	370	344
Other real estate owned	1,320	902
Premises and equipment, net	9,685	9,575
Goodwill	8,431	8,431
Other intangible assets	339	363
Bank owned life insurance	11,356	11,263
Accrued interest receivable and other assets	3,450	3,595

Total assets	$484,248	$492,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$53,399	$50,892
Interest bearing	287,127	298,078

Total deposits	340,526	348,970
Federal Home Loan Bank advances	47,712	49,009
Subordinated debentures	5,155	5,155
Short-term borrowings	1,000	—
Accrued interest payable and other liabilities	5,244	5,566

Total liabilities	399,637	408,700
Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 6,205,250 shares issued and outstanding at March 31, 2013 and December 31, 2012	62	62
Additional paid-in capital	47,372	47,302
Retained earnings	38,585	37,745
Accumulated other comprehensive income, net of tax of $1,011 at March 31, 2013 and $1,218 at December 31, 2012	1,965	2,364
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,373)	(3,418)

Total shareholders’ equity	84,611	84,055

Total liabilities and shareholders’ equity	$484,248	$492,755

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Interest and dividend income
Loans, including fees	$3,577	$4,109
Taxable securities	462	503
Tax exempt securities	342	352
FHLB stock	34	28
Other interest income	25	5

Total interest and dividend income	4,440	4,997
Interest expense
Deposits	578	798
Federal Home Loan Bank advances	227	322
Subordinated debentures	69	70
FDIC guaranteed unsecured borrowings	—	37
Federal funds purchased and other short-term borrowings	—	1

Total interest expense	874	1,228

Net interest income	3,566	3,769
Provision for loan losses	3	228

Net interest income after provision for loan losses	3,563	3,541
Noninterest income
Service charges on deposits	99	107
ATM and debit card fees	98	97
Earnings on life insurance, net	93	94
Net gains on mortgage banking activities	340	222
Loan servicing fees, net	24	12
Net gains on sales and calls of securities	253	109
Losses on other assets	(91)	(150)
Other income	90	98

Total noninterest income	906	589
Noninterest expense
Salaries and employee benefits	1,667	1,658
Occupancy and equipment	456	489
Data processing	185	127
Advertising	91	74
Bank examination fees	81	81
Amortization of intangibles	24	30
FDIC insurance	83	84
Collection and other real estate owned	65	28
Other expenses	395	385

Total noninterest expense	3,047	2,956

Income before income taxes	1,422	1,174
Income tax expense	334	247

Net income	$1,088	$927

Earnings per share (Note 3):
Basic	$0.19	$0.16
Diluted	0.19	0.16

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Net income	$1,088	$927
Other comprehensive income:
Unrealized gains/losses on securities
Unrealized holding gain arising during the period	(551)	124
Reclassification adjustment for gainsincluded in net income	(253)	(109)

Net unrealized gains	(804)	15
Tax effect	274	(6)

Net of tax	(530)	9
Unrealized gains/losses on cash flow hedges
Unrealized holding gain arising during the period	198	83

Net unrealized gains	198	83
Tax effect	(67)	(27)

Net of tax	131	56

Total other comprehensive income	(399)	65

Comprehensive income	$689	$992

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Three months ended March 31, 2013 and 2012

(dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Net of Tax	Treasury Stock	Unearned ESOP Shares	Total
Balance at January 1, 2012	$49	$21,991	$34,267	$2,031	$(1,278)	$(1,357)	$55,703
Net income	—	—	927	—	—	—	927
Other comprehensive income	—	—	—	65	—	—	65
Cash dividends on common stock ($0.03 per share)	—	—	(186)	—	—	—	(186)
ESOP shares earned, 2,982 shares	—	(3)	—	—	—	23	20
Stock award and option expense	—	61	—	—	—	—	61

Balance at March 31, 2012	$49	$21,279	$35,008	$2,096	$(1,278)	$(1,334)	$56,590

Balance at January 1, 2013	$62	$47,302	$37,745	$2,364	$—	$(3,418)	$84,055
Net income	—	—	1,088	—	—	—	1,088
Other comprehensive income (loss)	—	—	—	(399)	—	—	(399)
Cash dividends on common stock ($0.04 per share)	—	—	(248)	—	—	—	(248)
ESOP shares earned, 5,621 shares	—	9	—	—	—	45	54
Stock award and option expense	—	61	—	—	—	—	61

Balance at March, 2013	$62	$47,372	$38,585	$1,965	$—	$(3,373)	$84,611

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$1,088	$927
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	141	150
Provision for loan losses	3	228
Net gains on securities	(253)	(109)
Net gains on sales of loans	(296)	(204)
Originations of loans held for sale	(10,106)	(10,890)
Proceeds from sales of loans held for sale	9,261	10,611
Recognition of mortgage servicing rights	(44)	(19)
Amortization of mortgage servicing rights	38	29
Net change in loan servicing rights valuation allowance	(20)	(4)
Net losses on sales of other real estate owned	—	14
Write down of other real estate owned	91	137
Earnings on life insurance, net	(93)	(94)
Amortization of intangible assets	24	30
ESOP compensation expense	54	20
Stock compensation expense	61	61
Amortization of issuance costs of unsecured borrowings	—	19
Change in assets and liabilities:
Accrued interest receivable and other assets	352	417
Accrued interest payable and other liabilities	(124)	45

Net cash from operating activities	177	1,368
Cash flows from investing activities
Net change in loans	21,673	436
Proceeds from sales of other real estate owned	—	224
Proceeds from maturities, calls and principal repayments of securities available for sale	3,854	7,388
Proceeds from sales of securities available for sale	5,260	12,668
Purchase of interest-earning time deposits at other financial institutions	(735)	(2,450)
Purchases of securities available for sale	(23,142)	(13,143)
Premises and equipment expenditures, net	(251)	(80)

Net cash from investing activities	6,659	5,043
Cash flows from financing activities
Net change in deposits	(8,444)	8,311
Proceeds from FHLB long-term advances	5,000	7,500
Repayment of FHLB long-term advances	(4,999)	(22,499)
Net change in FHLB short-term advances	(1,298)	2,985
Net change in short-term borrowings	1,000	—
Dividends paid on common stock	(248)	(186)
Repayment of FDIC guaranteed unsecured borrowing	—	(5,000)

Net cash from financing activities	(8,989)	(8,889)

Net change in cash and cash equivalents	(2,153)	(2,478)
Cash and cash equivalents at beginning of period	6,857	8,146

Cash and cash equivalents at end of period	$4,704	$5,668

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$887	$1,270
Income taxes paid	—	—
Supplemental noncash disclosures:
Transfers from loans receivable to other real estate owned	$509	$119

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION

The unaudited consolidated financial statements included herein include the accounts of LaPorte Bancorp, Inc., a Maryland corporation (“New LaPorte”), successor to LaPorte Bancorp, Inc., a Federal corporation (“LaPorte-Federal”), its wholly owned subsidiary, The LaPorte Savings Bank (the “Bank”), the Bank’s wholly owned subsidiary, LSB Investments, Inc., (“LSB Inc.”) and LSB Inc.’s wholly owned subsidiary, LSB Real Estate, Inc., (“LSB REIT”), together referred to as “the Company”. LaPorte-Federal was formed in October 2007. New LaPorte was formed in June 2012. LSB Inc. was formed on October 1, 2011 to manage a portion of the Bank’s investment portfolio. LSB REIT was formed on January 1, 2013. LaPorte-Federal was a majority owned (54.1%) subsidiary of LaPorte Savings Bank, MHC through September 30, 2012. These financial statements do not include the transactions and balances of LaPorte Savings Bank, MHC. Intercompany transactions and balances are eliminated in consolidation.

On October 4, 2012, the Company completed its conversion and reorganization to the stock holding company form of organization. New LaPorte, the new stock holding company for the Bank, sold 3,384,611 shares of common stock at $8.00 per share, for gross offering proceeds of $27.1 million, in its stock offering. Concurrent with the completion of the offering, shares of common stock of LaPorte-Federal owned by the public have been exchanged for 1.3190 shares of New LaPorte’s common stock so that LaPorte-Federal’s existing shareholders now own approximately the same percentage of New LaPorte’s common stock as they owned of LaPorte-Federal’s common stock immediately prior to the conversion, as adjusted for the assets of LaPorte Savings Bank, MHC and their receipt of cash in lieu of fractional exchange shares. As a result of the offering and the exchange of shares, New LaPorte has approximately 6,205,250 shares outstanding. All share and per share information in this report for periods prior to conversion has been revised to reflect the 1.3190:1 conversion ratio on shares outstanding, including shares of LaPorte-Federal held by the former mutual holding company that were not publicly traded.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012 included in the Form 10-K Annual Report of the Company for the fiscal year ended December 31, 2012.

The results for the three month period ended March 31, 2013 may not indicate the results to be expected for the full year ending December 31, 2013.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-01 “Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities.” This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11. ASU 2011-11 applies only to derivatives, repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria in the Accounting Standards Codification or subject to a master netting arrangement or similar agreement. ASU 2013-01 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The Company has adopted this standard. The effect of applying this standard is reflected in Note 10.

In February 2013, the FASB issued ASU No. 2013-02 “Comprehensive Income (Topic 220) – Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU states that accumulated other comprehensive income is to be presented either on the face of the statement where net income of significant amounts reclassified out of accumulated other comprehensive income – but only if the item is required to be reclassified to net income in its entirety in the same reporting period. The Company has adopted this standard. The effect of applying this standard for the three months ended March 31, 2013 is reflected in Note 9.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 3 – EARNINGS PER SHARE

Basic earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common share equivalents (50,522 and 0, for the three months ended March 31, 2013 and 2012, respectively). Stock options of 231,319 and 281,841 shares for the three months ended March 31, 2013 and 2012, respectively, were not considered in computing diluted earnings per share because they were antidilutive. The factors used in the earnings per common share computation follow:

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Basic
Net income	$1,088	$927

Weighted average common shares outstanding	6,205,250	6,147,689
Less: Average unallocated ESOP shares	(424,421)	(177,450)

Average shares	5,780,830	5,970,239

Basic earnings per common share	$0.19	$0.16

Diluted
Net income	$1,088	$927

Weighted average common shares outstanding for basic earnings per common share	5,780,830	5,970,239
Add: Dilutive effects of assumed exercises of stock options	50,522	—

Average shares and dilutive potential common shares	5,831,352	5,970,239

Diluted earnings per common share	$0.19	$0.16

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

March 31, 2013	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency obligations	$10,007	$335	$—	$10,342
State and municipal	43,444	3,129	(54)	46,519
Mortgage-backed securities – residential	16,518	328	(70)	16,776
Government agency sponsored collateralized mortgage obligations	59,927	1,244	(159)	61,012
Corporate debt securities	4,439	15	(6)	4,448

Total	$134,335	$5,051	$(289)	$139,097

December 31, 2012	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency obligations	$8,045	$360	$—	$8,405
State and municipal	42,161	3,479	(26)	45,614
Mortgage-backed securities – residential	11,819	572	(6)	12,385
Government agency sponsored collateralized mortgage obligations	54,070	1,198	(112)	55,156
Corporate debt securities	3,959	110	(9)	4,060

Total	$120,054	$5,719	$(153)	$125,620

At March 31, 2013 and December 31, 2012, all of our mortgage-backed securities were issued by U.S. government-sponsored enterprises and all of our collateralized mortgage obligations were issued by either U.S. government-sponsored enterprises or the U.S. Small Business Administration.

Securities with unrealized losses at March 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

March 31, 2013	Continuing Unrealized Loss For Less Than 12 Months		Continuing Unrealized Loss For 12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipal	$4,439	$(54)	$—	$—	$4,439	$(54)
Mortgage-backed Securities – residential	8,316	(70)			8,316	(70)
Government agency sponsored collateralized mortgage obligations	15,440	(159)	—	—	15,440	(159)
Corporate debt securities	2,314	(6)	—	—	2,314	(6)

Total temporarily impaired	$30,509	$(289)	$—	$—	$30,509	$(289)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE – continued

Securities with unrealized losses at December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

December 31, 2012	Continuing Unrealized Loss For Less Than 12 Months		Continuing Unrealized Loss For 12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipal	$1,611	$(26)	$—	$—	$1,611	$(26)
Mortgage-backed securities – residential	1,012	(6)	—	—	1,012	(6)
Government agency sponsored collateralized mortgage obligations	12,392	(112)	—	—	12,392	(112)
Corporate debt securities	1,489	(9)	—	—	1,489	(9)

Total temporarily impaired	$16,504	$(153)	$—	$—	$16,504	$(153)

At March 31, 2013, the Company held 36 investments in debt securities which were in an unrealized loss position of which all were in an unrealized loss position for less than twelve months. At December 31, 2012, the Company held 18 investments in debt securities which were in an unrealized loss position of which all were in an unrealized loss position for less than twelve months. Management periodically evaluates each investment security for potential other-than-temporary impairment, relying primarily on industry analyst reports and observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted declines in fair value are considered temporary and due only to normal market interest rate fluctuations. The Company does not intend to sell the securities and is not more likely than not to be required to sell these debt securities before their anticipated recovery.

Sales of securities available for sale for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended March 31,
	2013	2012
Proceeds	$5,260	$12,668
Gross gains	253	121
Gross losses	—	(16)

Proceeds from calls of securities available for sale during the three months ended March 31, 2013 and 2012 were $0 and $3,275, with gross gains of $0 and $4 and gross losses of $0 and $0, respectively.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE – continued

The amortized cost and fair value of debt securities at March 31, 2013 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations (“CMO”), are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$2,048	$2,080
Due from more than one to five years	12,887	13,497
Due from more than five to ten years	20,977	22,021
Due after ten years	21,978	23,711

Subtotal	57,890	61,309
Mortgage-backed securities and CMOs	76,445	77,788

Total	$134,335	$139,097

Securities pledged at March 31, 2013 and December 31, 2012 had a carrying amount of approximately $38,461 and $42,151, respectively, and were pledged to secure public deposits, FHLB advances, short-term borrowings through the Federal Reserve Discount Window, treasury tax and loan payments and cash flow hedges.

NOTE 5 – LOANS

Loans at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
Commercial	$121,364	$124,563
Mortgage	35,407	36,996
Mortgage warehouse	120,182	137,467
Residential construction	1,789	1,475
Indirect auto	963	1,154
Home equity	11,884	12,267
Consumer and other	3,901	3,864

Subtotal	295,490	317,786
Less: Net deferred loan (fees) costs	237	214
Allowance for loan losses	(4,220)	(4,308)

Loans, net	$291,507	$313,692

As of March 31, 2013, the Bank’s mortgage warehouse division had repurchase agreements with 11 mortgage companies. For the three months ended March 31, 2013, the mortgage companies originated $604,680 in mortgage loans and sold $622,341 in mortgage loans. The Bank recorded interest income of $1,163 and mortgage warehouse loan fees of $193 which are included in loan interest income and wire transfer fees of $67 which are included in noninterest income during the three months ended March 31, 2013 attributable to the mortgage warehouse lines.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS - continued

As of March 31, 2012, the Bank’s mortgage warehouse division had repurchase agreements with 10 mortgage companies. For the three months ended March 31, 2012, the mortgage companies originated $538,161 in mortgage loans and sold $534,786 in mortgage loans. The Bank recorded interest income of $1,204 and mortgage warehouse loan fees of $167 which are included in loan interest income and wire transfer fees of $54 which are included in noninterest income during the three months ended March 31, 2012 attributable to the mortgage warehouse lines.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS - continued

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013 and 2012:

	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Indirect Auto	Home Equity	Consumer and Other	Unallocated	Total
For the three months ended March 31, 2013
Allowance for loan losses:
Beginning balance	$3,131	$401	$601	$2	$7	$130	$36	$—	$4,308
Charge-offs	(66)	(19)	—	—	(4)	(22)	(3)	—	(114)
Recoveries	—	19	—	—	—	—	4	—	23
Provision	57	(42)	(71)	—	3	14	42	—	3

Ending balance	$3,122	$359	$530	$2	$6	$122	$79	$—	$4,220

For the three months ended March 31, 2012
Allowance for loan losses:
Beginning balance	$2,774	$374	$393	$3	$19	$119	$90	$—	$3,772
Charge-offs	(19)	(21)	—	—	—	—	(6)	—	(46)
Recoveries	—	—	—	—	3	—	7	—	10
Provisions	245	(18)	13	1	(5)	1	(9)	—	228

Ending balance	$3,000	$335	$406	$4	$17	$120	$82	$—	$3,964

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS - continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2013:

	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Indirect Auto	Home Equity	Consumer and Other	Unallocated	Total
March 31, 2013
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,283	$77	$—	$—	$—	$—	$—	$—	$1,360
Collectively evaluated for impairment	1,839	282	530	2	6	122	79	—	2,860
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—

Total ending allowance	$3,122	$359	$530	$2	$6	$122	$79	$—	$4,220

Loans:
Loans individually evaluated for impairment	$5,667	$2,084	$—	$—	$—	$39	$—	$—	$7,790
Loans collectively evaluated for impairment	115,182	33,187	120,182	1,780	963	11,899	3,903	—	287,096
Loans acquired with deteriorated credit quality	703	138	—	—	—	—	—	—	841

Total ending loan balance	$121,552	$35,409	$120,182	$1,780	$963	$11,938	$3,903	$—	$295,727

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS - continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2012:

	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Indirect Auto	Home Equity	Consumer and Other	Unallocated	Total
December 31, 2012
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,137	$132	$—	$—	$—	$22	$—	$—	$1,291
Collectively evaluated for impairment	1,994	269	601	2	7	108	36	—	3,017
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—

Total ending allowance	$3,131	$401	$601	$2	$7	$130	$36	$—	$4,308

Loans:
Loans individually evaluated for impairment	$6,337	$2,125	$—	$—	$—	$53	$—	$—	$8,515
Loans collectively evaluated for impairment	117,682	34,731	137,467	1,466	1,154	12,267	3,867	—	308,634
Loans acquired with deteriorated credit quality	712	139	—	—	—	—	—	—	851

Total ending loan balance	$124,731	$36,995	$137,467	$1,466	$1,154	$12,320	$3,867	$—	$318,000

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS - continued

The following table presents information related to impaired loans by class of loans as of and for the three months ended March 31, 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Commercial:
Real estate	$2,211	$1,893	$—	$2,007	$2	$—
Land	213	213	—	213	—	—
Mortgage	1,336	1,337	—	1,176	—	—
Home equity	39	39	—	46	—	—

Subtotal	3,799	3,482	—	3,442	2	—

With an allowance recorded:
Commercial:
Real estate	820	821	331	821	—	—
Land	2,739	2,740	952	2,757	—	—
Mortgage	747	747	77	749	—	—

Subtotal	4,306	4,308	1,360	4,327	—	—

Total	$8,105	$7,790	$1,360	$7,769	$2	$—

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS - continued

The following table presents information related to impaired loans by class of loans as of and for the three months ended March 31, 2012:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Interest Recognized
With no related allowance recorded:
Commercial:
Commercial and other	$—	$—	$—	$23	$—	$—
Real estate	1,408	1,408	—	1,422	2	—
Land	2,527	2,527	—	2,528	3	—
Mortgage	1,044	1,044	—	1,079	3	—

Subtotal	4,979	4,979	—	5,052	8	—

With an allowance recorded:
Commercial:
Real estate	500	501	76	502	—	—
Land	544	544	120	549	—	—
Mortgage	597	597	98	633	—	—
Home equity	14	14	10	14	—	—

Subtotal	1,655	1,656	304	1,698	—	—

Total	$6,634	$6,635	$304	$6,750	$8	$—

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS - continued

The following table presents information related to impaired loans by class of loans as of December 31, 2012:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2012
With no related allowance recorded:
Commercial:
Real estate	$2,150	$2,152	$—
Land	214	214	—
Mortgage	1,296	1,296	—
Home equity	31	31	—

Subtotal	3,691	3,693	—
With an allowance recorded:
Commercial:
Real estate	1,461	1,199	365
Land	2,772	2,772	772
Mortgage	829	829	132
Home equity	22	22	22

Subtotal	5,084	4,822	1,291

Total	$8,775	$8,515	$1,291

The recorded investment in loans does not include accrued interest.

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of March 31, 2013 and December 31, 2012:

	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
Commercial:
Commercial and other	$45	$29	$—	$—
Real estate	2,656	3,292	—	—
Land	2,953	2,985	—	—
Mortgage	2,084	1,958	—	—
Indirect auto	4	5	—	—
Home equity	39	53	—	—
Consumer and other	37	39	—	—

Total	$7,818	$8,361	$—	$—

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS - continued

The following tables present the aging of the recorded investment in past due loans as of March 31, 2013 and December 31, 2012 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2013
Commercial:
Commercial and other	$—	$—	$17	$17	$19,195	$19,212
Real estate	188	—	2,023	2,211	75,344	77,555
Five or more family	37	—	—	37	13,756	13,793
Construction	—	—	—	—	1,651	1,651
Land	644	—	2,470	3,114	6,227	9,341
Mortgage	674	163	1,439	2,276	33,133	35,409
Mortgage warehouse	—	—	—	—	120,182	120,182
Residential construction:
Construction	—	—	—	—	1,416	1,416
Land	—	—	—	—	364	364
Indirect	10	—	4	14	949	963
Home equity	24	—	12	36	11,902	11,938
Consumer and other	—	—	—	—	3,903	3,903

Total	$1,577	$163	$5,965	$7,705	$288,022	$295,727

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2012
Commercial:
Commercial and other	$67	$—	$—	$67	$20,208	$20,275
Real estate	1,019	24	2,644	3,687	76,193	79,880
Five or more family	—	—	—	—	14,286	14,286
Construction	—	—	—	—	1,795	1,795
Land	—	109	2,494	2,603	5,892	8,495
Mortgage	523	283	1,469	2,275	34,720	36,995
Mortgage warehouse	—	—	—	—	137,467	137,467
Residential construction:
Construction	—	—	—	—	1,099	1,099
Land	—	—	—	—	367	367
Indirect auto	10	—	5	15	1,139	1,154
Home equity	21	—	25	46	12,274	12,320
Consumer and other	3	—	—	3	3,864	3,867

Total	$1,643	$416	$6,637	$8,696	$309,304	$318,000

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

Troubled Debt Restructurings:

A loan modification is considered a troubled debt restructuring when a borrower is experiencing financial difficulty and the Company grants a concession it would not otherwise consider but for the borrower’s financial difficulties. At March 31, 2013 and December 31, 2012, the outstanding balance of loans that were modified as troubled debt restructurings totaled $826 and $842, respectively. All of these loans were considered nonperforming troubled debt restructurings. The Company has allocated $0 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2013 and December 31, 2012. Troubled debt restructurings previously disclosed resulted in charge offs of $0 during the three months ended March 31, 2013. The Company has not committed to lend additional amounts as of March 31, 2013 and December 31, 2012 to customers with outstanding loans that are classified as troubled debt restructurings.

During the three months ended March 31, 2013 and 2012, the Bank did not modify any loans which were considered to be troubled debt restructurings.

For the three months ended March 31, 2013 and 2012, no troubled debt restructurings defaulted within twelve months following the modification.

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The Bank monitors credit quality on loans not rated through the loan’s individual payment performance. As of March 31, 2013, the most recent analysis performed, the risk category of loans by class of loans was as follows:

	Not Rated	Pass	Special Mention	Substandard	Doubtful
March 31, 2013
Commercial:
Commercial and other	$12	$18,555	$645	$—	$—
Real estate	3	64,491	6,444	6,617	—
Five or more family	195	9,958	3,640	—	—
Construction	—	1,651	—	—	—
Land	—	5,632	111	3,598	—
Mortgage	28,692	3,975	441	2,301	—
Mortgage warehouse	120,182	—	—	—	—
Residential construction:
Construction	1,416	—	—	—	—
Land	364	—	—	—	—
Indirect auto	963	—	—	—	—
Home equity	11,717	92	85	44	—
Consumer and other	3,091	812	—	—	—

Total	$166,635	$105,166	$11,366	$12,560	$—

The recorded investment in loans does not include accrued interest.

As of December 31, 2012 the risk category of loans by class of loans was as follows:

	Not Rated	Pass	Special Mention	Substandard	Doubtful
December 31, 2012
Commercial:
Commercial and other	$11	$19,945	$319	$—	$—
Real estate	—	66,427	6,131	7,322	—
Five or more family	203	10,410	3,673	—	—
Construction	—	1,795	—	—	—
Land	—	4,754	755	2,986	—
Mortgage	30,121	4,077	447	2,350	—
Mortgage warehouse	137,467	—	—	—	—
Residential construction:
Construction	1,099	—	—	—	—
Land	367	—	—	—	—
Indirect auto	1,154	—	—	—	—
Home equity	12,060	115	86	59	—
Consumer and other	3,036	831	—	—	—

Total	$185,518	$108,354	$11,411	$12,717	$—

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

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

Purchased Loans

The Company purchased loans during 2007, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of those loans was as follows:

	March 31, 2013	December 31, 2012
Commercial:
Commercial and other	$29	$29
Real estate	705	714
Mortgage	138	139

Outstanding balance	$872	$882

Carrying amount, net of allowance of $ 0	$841	$851

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended March 31,
	2013	2012
Beginning balance	$128	$193
Reclassification from
non-accretable yield	1	4
Accretion of income	(15)	(18)

Ending balance	$114	$179

For the purchased loans disclosed above, the Company did not increase the allowance for loan losses during 2013 or 2012. No allowance for loan losses were reversed during 2013 or 2012.

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

The table below presents the valuation methodology and unobservable inputs for impaired loans and other real estate owned at March 31, 2013.

	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average of Inputs
Impaired loans
Commercial:
Real estate	Appraisals	Discounts for collection issues and changes in market conditions	10-30%	20%
Land	Appraisals	Discounts for collection issues and changes in market conditions	0-55%	19%
Mortgage	Appraisals	Discounts for collection issues and changes in market conditions	0-20%	5%
Other real estate owned, net
Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	40%	40%
Land	Appraisals	Discounts for changes in market conditions	16%-26%	21%
Mortgage	Appraisals	Discounts for changes in market conditions	27%-29%	28%

The table below presents the valuation methodology and unobservable inputs for impaired loans and other real estate owned at December 31, 2012.

	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average Inputs
Impaired loans
Commercial:
Real estate	Appraisals	Discounts for collection issues and changes in market conditions	10-30%	20%
Land	Appraisals	Discounts for collection issues and changes in market conditions	0-40%	17%
Mortgage	Appraisals	Discounts for collection issues and changes in market conditions	0-20%	11%
Other real estate owned, net Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	40%	40%
Land	Appraisals	Discounts for changes in market conditions	6%-17%	11%
Mortgage	Appraisals	Discounts for changes in market conditions	7%-29%	18%

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE - continued

Mortgage Servicing Rights: On a quarterly basis, loan servicing rights are evaluated for impairment based on the fair value of the rights as compared to the carrying amount. If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value. Fair value is determined at a tranche level, based on a valuation model that calculates the present value of estimated future net servicing income. The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2). Fair value at March 31, 2013 was determined using a discount rate of 10%, prepayment speeds ranging from 12.6% to 25.0%, depending on the stratification of the specific right, and a weighted average default rate of approximately 0.5%. Fair value at December 31, 2012 was determined using a discount rate of 10.0%, prepayment speeds ranging from 14.9% to 30.3%, depending on the stratification of the specific right, and a weighted average default rate of approximately 0.5%.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

		Fair Value Measurements at March 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available for sale
U.S. federal agency obligations	$10,342	$—	$10,342	$—
State and municipal	46,519	—	46,519	—
Mortgage-backed securities-residential	16,776	—	16,776	—
Government agency sponsored collateralized mortgage obligations	61,012	—	61,012	—
Corporate debt securities	4,448	—	4,448	—

Total investment securities Available-for-sale	$139,097	$—	$139,097	$—

Loans held for sale	$2,296	$—	$2,296	$—

Derivatives – residential mortgage loan commitments	$97	$—	$97	$—

Financial Liabilities
Derivatives – interest rate swaps	$(1,786)	$—	$(1,786)	$—

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE – continued

		Fair Value Measurements at December 31, 2012
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available for sale
U.S. federal agency obligations	$8,405	$—	$8,405	$—
State and municipal	45,614	—	45,614	—
Mortgage-backed securities – residential	12,385	—	12,385	—
Government agency sponsored collateralized mortgage obligations	55,156	—	55,156	—
Corporate debt securities	4,060	—	4,060	—

Total investment securities available-for-sale	$125,620	$—	$125,620	$—

Loans held for sale	$1,155	$—	$1,155	$—

Derivatives – residential mortgage loan commitments	$79	$—	$79	$—

Financial Liabilities
Derivatives – interest rate swaps	$(1,984)	$—	$(1,984)	$—

There were no transfers between Level 1 and Level 2 during the periods indicated above.

Loans held for sale were carried at the fair value of $2,296 which was made up of the outstanding balance of $2,231 and an unrealized gain of $65 at March 31, 2013, resulting in a change in unrealized gains of $31 for the three months ended March 31, 2013. At March 31, 2012, loans held for sale were carried at the fair value of $3,532, which was made up of the outstanding balance of $3,485 and an unrealized gain of $47, resulting in a change in unrealized gains of $4 for the three months ended March 31, 2012.

The difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale was:

	March 31, 2013
	Aggregate Fair Value	Difference	Contractual Principal
Loans held for sale	$2,296	$65	$2,231
Loans held for sale	$1,155	$34	$1,121

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

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three months ended March 31, 2013 and 2012:

	Changes in Fair Values for the three months ended March 31, 2013 and 2012, for the Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Other Gains and Losses	Interest Income	Interest Expense	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended March 31, 2013
Assets:
Loans held for sale	$31	$6	$—	$37

Three Months Ended March 31, 2012
Assets:
Loans held for sale	$4	$12	$—	$16

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE – continued

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Commercial:
Real estate	$489	$—	$—	$489
Land	1,787	—	—	1,787
Mortgage	670	—	—	670
Other real estate owned, net Commercial:
Real estate	102	—	—	102
Land	302	—	—	302
Mortgage	124	—	—	124
Mortgage servicing rights	234	—	234	—

		Fair Value Measurements at December 31, 2012
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Commercial:
Real Estate	$833	$—	$—	$833
Land	2,000	—	—	2,000
Mortgage	697	—	—	697
Other real estate owned, net
Commercial:
Real Estate	102	—	—	102
Land	385	—	—	385
Mortgage	133	—	—	133
Mortgage servicing rights	273	—	273	—

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE – continued

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $4,306, with a valuation allowance of $1,360 at March 31, 2013, resulting in an additional provision for loan losses of $164 for the three months ended March 31, 2013. At March 31, 2012, impaired loans had a carrying amount of $1,655, with a valuation allowance of $304, resulting in an additional provision for loan losses of $71 for the three months ended March 31, 2012.

Other real estate owned, which is measured at the lower of cost or fair value less costs to sell, had a net carrying amount of $528, which was made up of the outstanding balance of $873 net a valuation allowance of $344 at March 31, 2013, resulting in a write-down of $91 for the three months ended March 31, 2013. At March 31, 2012, other real estate owned had a net carrying amount of $590, which was made up of the outstanding balance of $727 net a valuation allowance of $137, resulting in a write-down of $137 for the three months ended March 31, 2012.

Mortgage servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $234, which was made up of the outstanding balance of $372, net of a valuation allowance of $138, resulting in a charge of $(20) for the three months ended March 31, 2013. At March 31, 2012, mortgage servicing rights were carried at their fair value of $275, which was made up of the outstanding balance of $389, net of a valuation allowance of $114, resulting in a charge of $(5) for the three months ended March 31, 2012.

The carrying amounts and estimated fair values of financial instruments, at March 31, 2013 are as follows:

		Fair Value Measurements at March 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from financial institutions	$4,704	$4,704	$—	$—
Interest-earning time deposits at other financial institutions	7,876	—	7,928	—
Securities available for sale	139,097	—	139,097	—
Federal Home Loan Bank stock	3,817	N/A	N/A	N/A
Loans held for sale	2,296	—	2,296	—
Loans, net	291,507	—	—	297,470
Accrued interest receivable	1,517	1	855	661
Financial liabilities
Deposits	(340,526)	—	(336,685)	—
Federal Home Loan Bank advances	(47,712)	—	(49,623)	—
Subordinated debentures	(5,155)	—	—	(5,152)
Short-term borrowings	(1,000)	—	(1,000)	—
Accrued interest payable	(185)	—	(177)	(8)
Derivatives – interest rate swaps	(1,786)	—	(1,786)	—

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE – continued

The carrying amounts and estimated fair values of financial instruments, at December 31, 2012 are as follows:

Fair Value Measurements at

		December 31, 2012
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from financial institutions	$6,857	$6,857	$—	$—
Interest-earning time deposits at other financial institutions	7,141	—	7,197	—
Securities available for sale	125,620	—	125,620	—
Federal Home Loan Bank stock	3,817	N/A	N/A	N/A
Loans held for sale	1,155	—	1,155	—
Loans, net	313,692	—	—	318,534
Accrued interest receivable	1,481	2	802	677
Financial liabilities
Deposits	(348,970)	—	(347,348)	—
Federal Home Loan Bank advances	(49,009)	—	(51,059)	—
Subordinated debentures	(5,155)	—	—	(5,188)
Accrued interest payable	(198)	—	(196)	(2)
Derivatives – interest rate swaps	(1,984)	—	(1,984)	—

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

Loans held for sale: The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in Level 2 classification.

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with notional amounts of $30.25 million as of March 31, 2013 and December 31, 2012, were designated as cash flow hedges of subordinated debentures, certain CDARS deposits and FHLB advances, and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or the Company discontinues hedge accounting. The Company expects the hedges to remain fully effective during the remaining terms of the swaps. The Company does not expect any amounts to be reclassified from other comprehensive income (loss) over the next 12 months.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 7 – DERIVATIVES – continued

Information related to the interest-rate swaps designated as cash flow hedges as of March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
Subordinated debentures
Notional amount	$5,000	$5,000
Fixed interest rate payable	5.54%	5.54%
Variable interest rate receivable (Three month LIBOR plus 3.10%)	3.38%	3.41%
Unrealized losses	(105)	(131)
Maturity date		March 26, 2014
CDARS deposits
Notional amount	$10,250	$10,250
Fixed interest rate payable	3.19%	3.19%
Variable interest rate receivable (One month LIBOR plus 0.55%)	0.75%	0.76%
Unrealized losses	(369)	(428)
Maturity date		October 9, 2014
FHLB advance
Notional amount	$5,000	$5,000
Fixed interest rate payable	3.54%	3.54%
Variable interest rate receivable (Three month LIBOR plus 0.22%)	0.50%	0.53%
Unrealized losses	(358)	(395)
Maturity date		September 20, 2015
FHLB advance
Notional amount	$10,000	$10,000
Fixed interest rate payable	3.69%	3.69%
Variable interest rate receivable (Three month LIBOR plus 0.25%)	0.55%	0.57%
Unrealized losses	(954)	(1,030)
Maturity date		July 19, 2016

Interest expense recorded on these swap transactions totaled $(247) and $(193) during the three months ended March 31, 2013 and 2012, respectively, and is reported as a component of interest expense on subordinated debentures, deposits and FHLB advances.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 7 – DERIVATIVES – continued

The following table presents the net losses recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three months ended March 31, 2013 and 2012:

	Net amount of gain (loss) recognized in OCI (Effective Portion) 2013	Net amount of gain (loss) reclassified from OCI to interest income 2013	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion) 2013
Interest rate contracts	$1,178	$—	$—

	Net amount of gain (loss) recognized in OCI (Effective Portion) 2012	Net amount of gain (loss) reclassified from OCI to interest income 2012	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion) 2012
Interest rate contracts	$1,437	$—	$—

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to Subordinated debentures	$(5,000)	$(105)	$(5,000)	$(131)
CDARS deposits	(10,250)	(369)	(10,250)	(428)
FHLB advances	(15,000)	(1,312)	(15,000)	(1,425)

Total included in other liabilities		$(1,786)		$(1,984)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 7 – DERIVATIVES – continued

The counterparty to the Company’s derivatives is exposed to credit risk whenever the derivative is in a liability position. As a result, the Company has collateralized the liability with cash and security collateral held in safekeeping by Bank of New York. At March 31, 2013 and December 31, 2012, the Company had $220 in cash and securities with a fair value of $2,636 and $2,586, respectively, posted as collateral for these derivatives.

NOTE 8 – STOCK-BASED COMPENSATION

During the month of September 2011, the Company implemented the 2011 Equity Incentive Plan (the “Plan”) which was approved by shareholders on May 10, 2011. The Plan provides for issuance of stock options or restricted share awards to employees and directors. Total shares authorized for issuance under the Plan is 417,543 which is further discussed below. Total compensation cost that has been charged against income for those plans totaled $61 for the three months ended March 31, 2013 and 2012.

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

Stock Options

The Plan permits the grant of stock options to its employees or directors for up to 298,246 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant; those option awards have vesting periods of 5 years and have 10-year contractual terms. Options granted generally vest 20% annually.

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 8 – STOCK-BASED COMPENSATION - continued

A summary of the activity in the stock option plan for the three months ended March 31, 2013 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	281,829	$6.44	8.7 years	$2,474
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2013	281,829	$6.44	8.5 years	$2,790

Fully vested and expected to vest	281,829	$6.44	8.5 years	$2,790
Exercisable at end of period	56,366	$6.44	8.5 years	$195

A summary of the activity in the stock option plan for the three months ended March 31, 2012 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	281,829	$6.44	9.7 years	$—
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at March 31, 2012	281,829	$6.44	9.5 years	$—

Fully vested and expected to vest	281,829	$6.44	9.5 years	$—
Exercisable at end of period	—	n/a	n/a	n/a

Information related to the stock option plan for 2011 follows:

2011
Weighted average fair value of options granted	$2.16

There were no options exercised during the three months ended March 31, 2013 and 2012, respectively. As of March 31, 2013, there was $320 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.5 years.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 8 – STOCK-BASED COMPENSATION - continued

Restricted Share Awards

The Plan provides for the issuance of up to 119,298 of restricted shares to directors and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined by obtaining the listed price of the Company’s stock on the grant date. Shares vest 20% annually over five years. 2,388 shares were available for future grants at March 31, 2013.

A summary of changes in the Company’s nonvested shares for the three months ended March 31, 2013 was as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2013	93,528	$6.44
Granted	—	—
Vested	—	6.44
Forfeited	—	—

Nonvested at March 31, 2013	93,528	$6.44

A summary of changes in the Company’s nonvested shares for the three months ended March 31, 2012 follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2012	116,910	$6.44
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at March 31, 2012	116,910	$6.44

As of March 31, 2013, there was $521 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.5 years. For the three months ended March 31, 2013, there were 23,382 shares vested. The total fair value of shares vested at March 31, 2013 was $231. There were no shares vested for the three months ended March 31, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME

A summary of the changes in accumulated other comprehensive income by component for the three months ended March 31, 2013 is as follows:

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available- for-Sale Securities	Total
Beginning balance	$(1,309)	$3,673	$2,364
Other comprehensive income before reclassification	131	(363)	(232)
Amounts reclassified from accumulated other comprehensive income	—	(167)	(167)
Net current period other comprehensive income	131	(530)	(399)

Ending balance	$(1,178)	$3,143	$1,965

A summary of the reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2013 is as follows:

Details about Accumulated Other Comprehensive Income Components	Amount Reclassified from Accumulated Other Comprehensive Income	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities
	$253	Net gains on sales and calls of securities

	253	Total before tax
	(86)	Income tax (expense) benefit

	$167	Net of tax

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 10 – OFFSETTING FINANCIAL ASSETS AND LIABILITIES

On January 1, 2013, the Company adopted changes issued by the FASB to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the consolidated balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity’s financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity’s financial position, including the effect of rights to setoff associated with certain financial instruments and derivative instruments. Other than the additional disclosure requirements, the adoption of these changes had no impact on the Consolidated Financial Statements.

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Description:
Derivatives	$1,786	$—	$1,786	$(2,636)	$(220)	$(1,070)
Repurchase agreements	436	—	436	(436)	—	—

Total	$2,222	$—	$2,222	$(3,072)	$(220)	$(1,070)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 10 – OFFSETTING FINANCIAL ASSETS AND LIABILITIES – continued

December 31, 2012

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Description:
Derivatives	$1,984	$—	$1,984	$(2,586)	$(220)	$(822)
Repurchase agreements	517		517	(517)	—	—

Total	$2,501	$—	$2,501	$(3,103)	$(220)	$(822)

If an event of default occurs causing an early termination of an interest rate swap derivative, an early termination amount payable to one party by the other party may be reduced by set-off against any other amount payable by the one party to the other party. If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against owing in respect of any other transactions.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of the Company and certain subsidiaries are detailed in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

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

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - continued

Comparison of Financial Condition at March 31, 2013 and December 31, 2012

General: Total assets decreased $8.5 million, or 1.7%, to $484.2 million at March 31, 2013 from $492.8 million at December 31, 2012. The decrease was primarily due to a decrease in net loans of $22.2 million which was offset in part by an increase in securities available for sale of $13.5 million. The Company experienced a decrease in total deposits of $8.4 million, or 2.4%, primarily due to a decrease in brokered time deposits, which matured and the Company did not renew, totaling $10.0 million. Federal Home Loan Bank of Indianapolis (“FHLBI”) advances decreased $1.3 million, or 2.7%, to $47.7 million at March 31, 2013 due to a decrease in short-term borrowings. Total shareholders’ equity increased $556,000 primarily due to net income of $1.1 million for the three months ended March 31, 2013 offset by a decrease in other comprehensive income of $399,000 and dividends paid during the first quarter of 2013 of $248,000.

Investment Securities: Total securities available for sale increased $13.5 million, or 10.7%, to $139.1 million at March 31, 2013 from $125.6 million at December 31, 2012 primarily attributable to the decrease in net loans of $22.2 million.

At March 31, 2013, management reviewed the securities portfolio for possible other-than-temporary impairment and determined there were no impairment charges to be recorded. The total available-for-sale securities portfolio reflected a net unrealized gain of $4.8 million at March 31, 2013 compared to a net unrealized gain of $5.6 million at December 31, 2012.

Loans Held for Sale: Loans held for sale increased $1.1 million, or 98.8%, to $2.3 million at March 31, 2013 compared to $1.2 million at December 31, 2012 primarily due to the timing of when residential mortgage loans were originated and subsequently sold to the secondary market.

Net Loans: Net loans decreased $22.2 million, or 7.1%, to $291.5 million at March 31, 2013 compared to $313.7 million at December 31, 2012. This decrease was primarily due to a decrease in mortgage warehouse loans due to a decrease in originations and an increase in competition for this type of lending during the first quarter of 2013.

Mortgage warehouse loans decreased $17.3 million, or 12.6%, to $120.2 million at March 31, 2013 compared to $137.5 million at December 31, 2012. During the first quarter of 2013, the Bank experienced a decrease in loan volume related to a decrease in refinance activity which typically occurs during the first quarter and an increase in competition from other Banks providing this service.

Commercial real estate loans decreased $2.4 million, or 2.9%, to $77.5 million at March 31, 2013 compared to $79.8 million at December 31, 2012. This decrease in commercial real estate loans was primarily the result of two loans being paid off prior to maturity during the first quarter which totaled $1.4 million at December 31, 2012, in addition to normal amortization of all other commercial real estate loans.

One- to four-family residential loans decreased $1.6 million, or 4.3%, to $35.4 million at March 31, 2013 compared to $37.0 million at December 31, 2012. The decrease in this portfolio was primarily attributable to continued refinance activity and normal amortization of the seasoned loan portfolio during the first quarter of 2013. We have continued to sell the majority of our fixed rate one- to four-family residential loans originated. Management expects to continue selling the majority of the long term fixed rate one- to four-family residential loans originated in the near future to reduce interest rate risk exposure of generally lower yielding fixed rate long term mortgages remaining on the balance sheet.

There was no material change in balances of commercial business, five or more family residential, construction, land, home equity or consumer loans at March 31, 2013 when compared to December 31, 2012.

The allowance for loan losses balance decreased $88,000, or 2.0%, to $4.2 million at March 31, 2013 compared to $4.3 million at December 31, 2012 due to net charge-offs of $91,000, partially offset by a provision for loan losses of $3,000 during the first quarter of 2013. Net charge-offs of $69,000 had been specifically reserved for in prior periods. The allowance for loan losses to total loans ratio was 1.43% at March 31, 2013 compared to 1.35% at December 31, 2012.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - continued

Nonperforming Assets: The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	March 31, 2013	December 31, 2012
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
One-to four-family	$1,957	$1,831
Five or more family	—	—
Commercial	2,020	2,642
Construction	—	—
Land	2,953	2,985

Total real estate	$6,930	$7,458
Consumer and other loans:
Home equity	39	53
Commercial	17	—
Automobile and other	4	5

Total consumer and other loans	60	58
Total troubled debt restructured (1)	823	842

Total nonaccrual loans	$7,813	$8,358

Loans greater than 90 days delinquent and still accruing:
Real estate:
One-to four-family	$—	$—
Five or more family	—	—
Commercial	—	—
Construction	—	—
Land	—	—

Total real estate	$—	$—

Consumer and other loans:
Home equity	—	—
Commercial	—	—
Automobile and other	—	—

Total consumer and other loans	$—	$—

Total nonperforming loans	$7,813	$8,358

Foreclosed assets:
One-to four-family	$253	$133
Five or more family	—	—
Commercial	765	384
Construction	—	—
Land	302	385
Consumer	—	—

Total foreclosed assets	$1,320	$902

Total nonperforming assets	$9,133	$9,260

Ratios:
Nonperforming loans to total loans	2.64%	2.63%
Nonperforming assets to total assets	1.89%	1.88%

(1)	At March 31, 2013, $ 126 of one—to four-family res identical loans, $ 631 commercial real estate loans , $ 29 commercial loans and $ 37 auto mo bile and other loans were classified as troubled debt re structured loans . At December 31, 2012, $ 127,000 of one—to four-family residential loans, $ 648,000 commercial real estate loans, $ 29,000 commercial loans and $ 38,000 auto mo bile and other loans were classified as troubled debt re structured loans.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - continued

Total nonperforming loans were $7.8 million at March 31, 2013 down from $8.4 million at December 31, 2012. Total nonperforming loans to total loans ratio was 2.64% at March 31, 2013 compared to 2.63% at December 31, 2012 primarily due to the decrease in net loans of $22.2 million during the first quarter as nonperforming loans decreased $545,000 from December 31, 2012. The decrease in nonperforming loans was due to three relationships totaling $404,000 at December 31, 2012 moving to other real estate owned during the first quarter of 2013. A nonaccrual loan relationship in the entertainment and recreation business decreased by $301,000 as a result of payments being received from the bankruptcy courts during the first quarter of 2013. Three one- to four-family residential loans totaling $280,000 moved to nonaccrual status during the first quarter of 2013.

At March 31, 2013, nonaccrual loans to rental, real estate and land developers totaled $4.4 million, to accommodation and food services totaled $1.0 million, to construction businesses $279,000 and to all other commercial industry types totaled $122,000. One- to four-family residential loans on nonaccrual totaled $2.0 million at March 31, 2013. All other consumer loans on nonaccrual status totaled $80,000 at March 31, 2013.

Total nonperforming assets to total assets ratio increased to 1.89% at March 31, 2013 compared to 1.88% at December 31, 2012 primarily due to a decrease in total assets of $8.5 million during the first quarter as nonperforming assets decreased $127,000 from December 31, 2012. Other real estate owned increased $418,000, or 46.3%, to $1.3 million at March 31, 2013 compared to $902,000 at December 31, 2012. Three properties were transferred into other real estate owned during the first quarter of 2013 with a recorded fair value of $509,000. For the three months ended March 31, 2013, write-downs totaling $92,000 were recorded on other real estate owned properties. The current balance in other real estate owned includes the current market value of a property the Company acquired in its acquisition of City Savings Bank in 2007, which was held for future branch development. The current market value of this property was $230,000 at March 31, 2013. The Company anticipates listing this property for sale in the future but does not anticipate that to occur in the near term. Subsequent to March 31, 2013, two properties were sold resulting in a decrease of $662,000 in other real estate owned.

Goodwill and Other Intangible Assets: Our goodwill totaled $8.4 million at March 31, 2013 and December 31, 2012. Accounting standards require goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired. Impairment exists when a reporting unit’s carrying value of goodwill exceeds it fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. The most recent annual impairment review of the $8.4 million of goodwill previously recorded was performed in February 2013 as of October 31, 2012. Based on this evaluation completed in February 2013, management determined that the fair value of the reporting unit, which is defined as LaPorte Bancorp, Inc. as a whole, exceeded the book value of the goodwill, based on the opinion of an independent expert in valuations, such that the sales price per common share would exceed our book value per common share. Accordingly, no goodwill impairment was recognized in 2012.

Our stock price has increased from the previous analysis and earnings have continued to increase, therefore, management determined that an updated analysis from an independent third party as of the end of the first quarter of 2013 was not necessary. As our market price per common share is currently less than its tangible book value per common share, it is reasonably possible that management may conclude that goodwill, totaling $8.4 million at March 31, 2013, is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

Deposits: Total deposits decreased $8.4 million, or 2.4%, to $340.5 million at March 31, 2013 compared to $349.0 million at December 31, 2012, primarily due to a decrease in certificate of deposit and IRA balances partially offset by increases in noninterest bearing demand deposit and savings accounts.

Certificates of deposit and IRA balances decreased $12.0 million, or 9.6%, to $112.8 million at March 31, 2013 compared to $124.8 million at December 31, 2012, primarily due to a decrease in brokered time deposits of $10.0 million, which matured and were not renewed during the first quarter of 2013. Non-brokered certificates of deposit and IRA time deposits decreased $2.0 million during the first quarter of 2013, due to the continued competitive and low interest rate environment. Although management believes the interest rates offered on certificates of deposit have remained competitive, we have positioned them at or below the average rates offered in the market due to the pricing on alternative sources of funding.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - continued

Noninterest bearing demand deposits increased $2.5 million, or 4.9%, to $53.4 million at March 31, 2013 compared to $50.9 million at December 31, 2012. This increase was primarily due to the continued increase in balances of commercial deposit accounts as well as personal estate accounts during the first quarter of 2013. Savings accounts increased $2.3 million, or 4.0%, to $58.9 million at March 31, 2013 compared to $56.6 million at December 31, 2012.

Borrowed Funds: Total borrowed funds decreased $297,000, or 0.5%, to $53.9 million at March 31, 2013 compared to $54.2 million at December 31, 2012. FHLBI advances decreased $1.3 million primarily due to a decrease in short-term borrowings when comparing March 31, 2013 to December 31, 2012 which was offset by an increase in other borrowings of $1.0 million at March 31, 2013. The Company has been granted unsecured lines of credit at First Tennessee Bank in the amount of $15.0 million and at Zions Bank in the amount of $9.0 million. At March 31, 2013, the Company did not utilize the line of credit with First Tennessee Bank. At March 31, 2013, the Company borrowed $1.0 million from its line of credit with Zions Bank.

Total Shareholders’ Equity: Total shareholders’ equity increased $556,000, or 0.66%, to $84.6 million at March 31, 2013 compared to $84.1 million at December 31, 2012 due to an increase in retained earnings of $840,000 offset by a decrease in other comprehensive income of $399,000. The increase in retained earnings was primarily due to net income for the three months ended March 31, 2013 of $1.1 million which was offset in part by $248,000 in shareholder dividends paid during the first quarter. The decrease in other comprehensive income was primarily due to a decrease in the fair market value of securities of $804,000 ($530,000 net of tax effect) offset by an increase in the fair market value of interest rate swap derivatives of $198,000 ($131,000 net of tax effect).

Comparison of Operating Results for Three Month Periods Ended March 31, 2013 and March 31, 2012

Net Income: Net income increased $161,000, or 17.4%, to $1.1 million for the three months ended March 31, 2013 compared to $927,000 for the three months ended March 31, 2012. Return on average assets for the first quarter 2013 was 0.92% compared to 0.79% for the prior year period. The increase was primarily attributable to an increase in non-interest income of $317,000 as well as a decrease in the provision for loan losses of $225,000, partially offset by a decrease of $203,000 in net interest income.

Net Interest Income: Net interest income decreased $203,000, or 5.4%, to $3.6 million for the three months ended March 31, 2013 compared to $3.8 million for the same prior year period. Net interest margin also decreased to 3.27% compared to 3.53%, over the same time period. The decrease in net interest income was partially due to the recognition of adjustments of approximately $112,000 in interest income on loans during the first quarter of 2013. A purchased USDA commercial real estate loan with a remaining premium of approximately $70,000 paid off prior to maturity as well as a reduction of approximately $42,000 in interest income on adjustable rate mortgage loans acquired through the acquisition of City Savings Bank in which the interest rates were not properly adjusted. Excluding these adjustments, the net interest margin would have been 3.38% for the three month period ended March 31, 2013. Also substantially impacting the net interest margin was the increase in lower yielding short-term interest earning deposits attributable to the capital raised in the second step conversion which was not fully deployed at March 31, 2013. Downward pressure on interest rates on both loans and investments continues to impact net interest margin as well, however our average cost of interest bearing liabilities decreased 29 basis points during the same time period, partially offsetting the decrease in net interest margin.

Interest and Dividend Income: Interest and dividend income decreased $557,000, or 11.2%, to $4.4 million for the three months ended March 31, 2013 compared to $5.0 million for the prior year period, primarily attributable to a decrease in interest and fee income on loans of $532,000. The yield on interest-earning assets decreased 59 basis points to 4.08% over the same time period due to the low market interest rates. Average outstanding loan balances decreased $17.8 million, primarily due to decreases in one-to-four family residential, five or more family residential, and commercial real estate loans. Over the same time period, average outstanding balances on both taxable and non-taxable securities increased $4.1 million and $2.2 million respectively.

Interest and fee income on one-to-four family residential loans decreased $191,000, or 29.9%, for the three months ended March 31, 2013 compared to the same prior year period, primarily due to a decrease in the average outstanding balance of $8.1 million, as well as a decrease in the average yield. The average yield for the current quarter decreased 82 basis points, of which 45 basis points were attributable to the $42,000 adjustment to interest income on variable rate mortgages.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - continued

Interest and fee income on commercial real estate loans decreased $146,000, or 12.7%, for the three months ended March 31, 2013 compared to the prior year period. The decrease was primarily attributable to the $70,000 write-off of the remaining premium on a purchased USDA loan which paid off prior to maturity, in addition to a decrease of 99 basis points in the average yield on the portfolio. An increase in competition, along with the decrease in overall interest rates has led to the decline in the average yield.

Interest and fee income on five or more family residential loans decreased $61,000, or 24.3%, primarily due to a decrease in average outstanding balances of $3.7 million. The decrease in average balance was attributable to a loan relationship that the Bank chose to exit and refinanced elsewhere.

Interest and fee income on mortgage warehouse loans remained relatively unchanged for the current quarter compared to the same prior year period, however volume has decreased from the previous quarter. Management anticipates refinance volume may continue to slow in the near future given the current interest rate environment and near term outlook. Management is working to add additional mortgage companies to assist in mitigating the impact to the overall volume in the future.

Interest and fee income from taxable securities decreased $41,000, or 8.2% to $462,000, for the three months ended March 31, 2013, attributable to a decrease in the average yield of 27 basis points. The average outstanding balance increased $4.1 million over the same time period; however the continued low interest rate environment continues to negatively impact the overall yield on the portfolio. Interest income from other interest-earning deposits increased to $25,000 for the first quarter of 2013, compared to $5,000 for the same prior year period, attributable to an increase in the average outstanding balance of $19.6 million. A majority of the capital raised through the second step conversion in October 2012 were placed into shorter term certificates of deposit and federal funds sold until they are fully deployed into higher earning loans or longer-term investments.

Interest Expense: Interest expense decreased $354,000, or 28.8%, to $874,000 for the three months ended March 31, 2013 compared to $1.2 million for the same prior year period, primarily attributable to a decrease in the average cost of interest bearing liabilities of 29 basis points. The average balance of interest bearing liabilities decreased $32.2 million, which also contributed to the decrease in interest expense.

Interest expense on certificates of deposit and IRA time deposits decreased $207,000, or 30.8%, to $464,000 for the three months ended March 31, 2013 compared to $671,000 for the same prior year period. The continued decrease in interest rates offered on new and renewing certificates of deposit and IRA time deposits compared to the rates on those maturing have contributed to a 27 basis point decrease in the average cost of those deposits. The average outstanding balance of certificates of deposit and IRA time deposits decreased $27.3 million due to the non-renewal of certain brokered time deposits. In addition, savings deposits and money market/NOW deposits combined average outstanding balances increased $21.7 million over the same time period, at a much lower average cost to the Company. Interest expense on money market accounts decreased $14,000, or 11.7%, due to a 12 basis point decrease in the average cost of such deposits.

Interest expense on FHLBI advances decreased $95,000, or 29.5%, to $227,000 for the three months ended March 31, 2013 compared to $322,000 for the same prior year period, primarily due to a decrease in the average outstanding balance of $24.0 million over the same time period as maturing long-term advances were paid off. Both decreased loan balances and the additional capital raised in the second step conversion contributed to our ability to pay off the advances instead of renewing them.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - continued

The following table sets forth the average balance sheet, average annualized yield and cost and certain other information for the three months ended March 31, 2013 and March 31, 2012. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended March 31,
	2013			2012
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
Loans	$273,385	$3,577	5.23%	$291,228	$4,109	5.64%
Taxable securities	93,381	462	1.98%	89,283	503	2.25%
Tax exempt securities	39,938	342	3.43%	37,782	352	3.73%
Federal Home Loan Bank of Indianapolis stock	3,817	34	3.56%	3,817	28	2.93%
Federal funds sold and other interest-earning deposits	25,118	25	0.40%	5,477	5	0.37%

Total interest earning assets	435,639	4,440	4.08%	427,587	4,997	4.67%
Non-interest earning assets	39,738			40,247

Total assets	$475,377			$467,834

Savings deposits	$57,350	8	0.06%	$51,515	7	0.05%
Money market and NOW accounts	116,765	106	0.36%	100,857	120	0.48%
CDs and IRAs	114,703	464	1.62%	141,972	671	1.89%

Total interest-bearing deposits	288,818	578	0.80%	294,344	798	1.08%
FHLB advances	40,495	227	2.24%	64,501	322	2.00%
Subordinated debentures	5,155	69	5.35%	5,155	70	5.43%
FDIC guaranteed unsecured borrowing	—	—	0.00%	2,464	37	6.01%
Short-term borrowings	33	—	0.00%	259	1	1.54%

Total interest-bearing liabilities	334,501	874	1.05%	366,723	1,228	1.34%

Non-interest bearing deposits	50,934			38,784
Other liabilities	5,699			6,017

Total liabilities	391,134			411,524
Shareholders’ equity	84,243			56,310

Total liabilities & shareholders’ equity	$475,377			$467,834

Net interest income		$3,566			$3,769

Net interest rate spread			3.03%			3.34%
Net interest margin			3.27%			3.53%

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - continued

Provision for Loan Losses: We recognize a provision for loan losses, which is charged to earnings, to increase the allowance for loan losses to a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors management recognized a $3,000 provision for loan losses for the first quarter of 2013 compared to $228,000 for the prior year period. The primary reason for the decrease in the provision for loan losses was attributable to the decrease in the average outstanding loan balances of $17.8 million, in addition to a decrease in non-performing loans of $545,000 during the first quarter 2013 from the previous quarter ended December 31, 2012. Net charge-offs were $91,000 for the first quarter of 2013, of which $69,000 was specifically reserved for in prior periods.

Noninterest Income: Noninterest income increased $317,000, or 53.8%, to $906,000 for the three months ended March 31, 2013 compared to $589,000 for the same prior year period. Net gains on sales of securities increased $144,000 for the current quarter compared to the prior year period. Gains on mortgage banking activities increased $118,000 due to continued refinance activity over the same time period. The Bank is starting to experience a slight increase in purchase activity; however the majority of the originations continue to be from refinance activity. Losses on other assets decreased $59,000 for the three months ended March 31, 2013 compared to the same prior year period, due to a decrease in the amount of write-downs recorded on other real estate owned. Service charge income, ATM and debit card fees and all other income remained relatively unchanged over the same time period.

Noninterest Expense: Noninterest expense for the three months ended March 31, 2013 and 2012 remained consistent at $3.0 million. Salaries and wages remained relatively unchanged at 0.54% increase. Data processing expense increased $58,000, or 45.7%, primarily due to costs associated with changes to our general ledger accounting software to integrate both our real estate investment trust and investment subsidiaries. The nonrecurring costs associated with this change were approximately $28,000, which affected the first quarter 2013 when compared to the same prior year period. Also contributing to the increase in data processing are the costs associated with the mobile banking product and upgrades to the credit analyzing software, which were implemented late in 2012 and not reflected in the prior year period expense, which accounted for approximately $14,000 of the increase. Collection and other real estate related expenses increased $37,000, primarily attributable to the legal fees related to the workout and collection of troubled credits. Advertising expense increased $17,000, which was primarily attributable to the increase in fees associated with the printing and XBRL detail tagging of the Company’s public filings, when compared to the prior year period.

Other expenses remained relatively unchanged with an increase of $10,000, or 2.6%, however other miscellaneous services increased $28,000 compared to the prior year period, primarily attributable to consulting fees associated with strategic planning as well as recruitment fees. Attorney fees, as a part of other expenses, decreased $34,000 primarily due to a lower level of expenses incurred related to troubled loans during the three months ended March 31, 2013 when compared to the prior year period.

Partially offsetting these increases in noninterest expense was a decrease in occupancy expense of $58,000, or 6.8%, attributable to a decrease in real estate taxes of $28,000 as well as an increase in rent income on an OREO property of $22,000. This rent income helped to offset occupancy expenses, however this rent will not continue in future periods, as the property was subsequently sold after the quarter ended March 31, 2013.

Income Taxes: Income tax expense increased $87,000, or 35.2%, to $334,000 for the three months ended March 31, 2013 compared to $247,000 for the same prior year period, primarily due to an increase in income before taxes of $248,000, as well as an increase in the effective tax rate. The effective tax rate for the three months ended March 31, 2013 was 23.5% compared to 21.1% for the same prior year period. The effective tax rates fluctuate based on the ratio of total income before tax attributable to tax-exempt securities, income derived from the REIT subsidiary, and life insurance income, in addition to the amount of loan charge-offs during the year.

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

The Company’s liquid assets, defined as cash and due from financial institutions interest earning time deposits in other financial institutions and the market value of unpledged securities available-for-sale, totaled $113.2 million at March 31, 2013 and constituted 23.4% of total assets at that date, compared to $97.4 million, or 19.8%, of total assets at December 31, 2012.

The Company also maintains lines of credit with the Federal Home Loan Bank. The total of these lines of credit were $74.3 million at March 31, 2013, of which $47.7 million in Federal Home Loan Bank advances were outstanding. The Company has additional securities and certain approved real estate loans available to pledge as collateral in order to increase our lines of credit with the Federal Home Loan Bank. At March 31, 2013, we had $100.6 million in unpledged securities available for sale. The Company actively utilizes its borrowing capacity with the Federal Home Loan Bank to manage liquidity and to provide a funding alternative to time deposits, if the Federal Home Loan Bank’s rates and terms are more favorable. The advances from the Federal Home Loan Bank can have maturities from overnight to multiple years. At March 31, 2013, $7.7 million of these advances were due within one year, and $40.0 million had maturities greater than a year.

The Company may also utilize the Federal Reserve discount window as a source of short-term funding. At March 31, 2013, the Company had no outstanding overnight borrowings with the Federal Reserve Bank discount window. The Company’s borrowing capacity at the Federal Reserve Bank discount window is based on the collateral value of pledged securities. During the second quarter of 2010, the Federal Reserve announced the discount window would return to its original intent of being a “lender of last resort”. The collateral value of securities pledged to the Federal Reserve discount window at March 31, 2013 totaled $6.8 million.

During the third quarter of 2012, the Company was extended an accommodation from First Tennessee Bank National Association to borrow federal funds up to the amount of $15.0 million. This federal funds accommodation is not and shall not be a confirmed line or loan, and First Tennessee Bank National Association may cancel such accommodation at any time, in whole or in part, without cause or notice, in its sole discretion. At March 31, 2013, the Company had no outstanding borrowings from First Tennessee Bank National Association.

Also during 2012, the Company signed a Federal Funds Line Agreement with Zions First National Bank to borrow federal funds up to the amount of $9.0 million. The credit limit amount is at the discretion of Zions First National Bank and may be modified at any time. At March 31, 2013, the Company’s borrowings from Zions First National Bank totaled $1.0 million.

Federal regulations establish guidelines for calculating “risk-adjusted” capital ratios and minimum ratio requirements. Under these regulations, banks are required to maintain a total risk-based capital ratio of 8.0% of risk-weighted assets and a Tier 1 risk-based capital ratio (primarily total shareholders’ equity less intangible assets) of at least 4.0% of risk-weighted assets. The Bank had total and Tier 1 risk-based capital ratios of 20.2% and 19.0%, respectively, at March 31, 2013, and was “well-capitalized” under the regulatory guidelines.

In addition, regulators have adopted a minimum leverage ratio standard for Tier 1 capital to average assets. The minimum ratio for top-rated institutions may be as low as 3%. However, regulatory agencies have stated that most institutions should maintain ratios at least 1 to 2 percentage points above the 3% minimum. As of March 31, 2013, the Bank’s leverage ratio was 14.1%. Capital levels for the Bank remain above the established regulatory capital requirements.

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

The Company constantly monitors interest earning asset and deposit levels, developments and trends in interest rates, liquidity, capital adequacy and marketplace opportunities. Management responds to all of these to protect and possibly enhance net interest income while managing risks within acceptable levels as set forth in the Company’s policies. In addition, alternative business plans and transactions are contemplated for their potential impact. This process is known as asset/liability management and is carried out by changing the maturities and relative proportions of the various types of loans, investments, deposits and borrowings in the ways described above.

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

At March 31, 2013, given a +3.00% or –1.00% shock in interest rates, our model results in the Bank’s net interest income for the next twelve months changing by $1,166,000, or 7.63%, and $(478,000), or (3.13)%, respectively. The Bank’s Interest Rate Risk Management (“IRRM”) Policy sets limits for changes in net interest income given a +3.00% or -1.00% shock in interest rates of (15.00)% and (5.00)%, respectively.

The Company measures its economic value of equity at risk on a quarterly basis. Economic value of equity at risk measures the Company’s exposure to changes in its economic value of equity due to changes in a forecast interest rate environment. At March 31, 2013, given a +3.00% or -1.00% shock in interest rates, our model results in the Bank’s economic value of equity at risk for the next twelve months changing by (3.52)%, and (3.56)%, respectively. The Bank’s IRRM Policy sets limits for changes in the Bank’s economic value of equity at risk given a +3.00% or -1.00% shock in interest rates of (25.00)% and (15.00)%, respectively.

At March 31, 2013, the Bank was in compliance with its IRRM Policy limits regarding shocks in interest rates for changes in its net interest income and its economic value of equity.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of March 31, 2013, there are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A. RISK FACTORS

As of March 31, 2013, there were no material changes to the “Risk Factors” disclosed in the Company’s Annual Report for the year ended December 31, 2012 on Form 10-K filed on March 27, 2013. However, the risks described in our 2012 Annual Report on Form 10-K are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities: Not applicable

(b)	Use of Proceeds: Not applicable

(c)	Repurchase of Our Equity Securities: Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.01	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the three months ended March 31, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2012, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2012, and (vi) the notes to the Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaPorte Bancorp, Inc.

May 13, 2013	/s/ Lee A. Brady
Date	Lee A. Brady,
Chief Executive Officer

May 13, 2013	/s/ Michele M. Thompson
Date	Michele M. Thompson,
President and
Chief Financial Officer