Form 10-Q
period 2013-06-30
LaPorte Bancorp, Inc.
filed 2013-08-13
CIK 1549276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

LAPORTE BANCORP, INC.

(Exact name of Registrant as Specified in Its Charter)

Maryland	001-35684	35-2456698
(State or Other Jurisdiction of	(Commission	(I.R.S. Employer
Incorporation or Organization)	File Number)	Identification Number)

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

Number of shares of common stock outstanding at August 12, 2013: 6,207,486

Page Number
PART I – FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements – LaPorte Bancorp, Inc.

Consolidated Balance Sheets, June 30, 2013 (Unaudited) and December 31, 2012	3

Consolidated Statements of Income, Three Months Ended June 30, 2013 and 2012 (Unaudited) Six Months Ended June 30, 2013 and 2012 (Unaudited)	4

Consolidated Statements of Comprehensive Income, Three Months Ended June 30, 2013 and 2012 (Unaudited) Six Months Ended June 30, 2013 and 2012 (Unaudited)	5

Consolidated Statements of Changes in Shareholders’ Equity, Six Months Ended June 30, 2013 and 2012 (Unaudited)	6

Consolidated Statements of Cash Flows, Six Months Ended June 30, 2013 and 2012 (Unaudited)	7

Notes to Consolidated Financial Statements (Unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	43

Item 3. Quantitative and Qualitative Disclosures About Market Risk	55

Item 4. Controls and Procedures	56

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	57

Item 1A. Risk Factors	57

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 3. Defaults Upon Senior Securities	57

Item 4. Mine Safety Disclosures	57

Item 5. Other Information	57

Item 6. Exhibits	57

Signatures	58

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LAPORTE BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(dollars in thousands, except per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and due from financial institutions	$11,758	$6,857
Interest-earning time deposits in other financial institutions	7,631	7,141
Securities available for sale	152,739	125,620
Federal Home Loan Bank (FHLB) stock, at cost (restricted)	3,817	3,817
Loans held for sale, at fair value	2,007	1,155
Loans, net of allowance for loan losses of $4,237 at June 30, 2013, $4,308 at December 31, 2012	269,916	313,692
Mortgage servicing rights	378	344
Other real estate owned	1,430	902
Premises and equipment, net	9,589	9,575
Goodwill	8,431	8,431
Other intangible assets	316	363
Bank owned life insurance	13,459	11,263
Accrued interest receivable and other assets	4,750	3,595

Total assets	$486,221	$492,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$46,935	$50,892
Interest bearing	296,213	298,078

Total deposits	343,148	348,970
Federal Home Loan Bank advances	50,023	49,009
Subordinated debentures	5,155	5,155
Short-term borrowings	—	—
Accrued interest payable and other liabilities	5,040	5,566

Total liabilities	403,366	408,700
Shareholders’ equity
Preferred stock, no par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 6,205,250 shares issued and outstanding at June 30, 2013 and December 31, 2012	62	62
Additional paid-in capital	47,442	47,302
Retained earnings	39,486	37,745
Accumulated other comprehensive income (loss), net of tax (benefit) of $(416) at June 30, 2013 and $1,218 at December 31, 2012	(807)	2,364
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,328)	(3,418)

Total shareholders’ equity	82,855	84,055

Total liabilities and shareholders’ equity	$486,221	$492,755

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest and dividend income
Loans, including fees	$3,541	$3,999	$7,118	$8,108
Taxable securities	468	497	930	1,000
Tax exempt securities	353	343	695	695
FHLB stock	33	27	67	55
Other interest income	22	10	47	15

Total interest and dividend income	4,417	4,876	8,857	9,873
Interest expense
Deposits	548	758	1,126	1,556
Federal Home Loan Bank advances	231	313	458	635
Subordinated debentures	70	70	139	140
FDIC guaranteed unsecured borrowings	—	—	—	37
Federal funds purchased and other short-term borrowings	1	1	1	2

Total interest expense	850	1,142	1,724	2,370

Net interest income	3,567	3,734	7,133	7,503
Provision for loan losses	103	303	106	531

Net interest income after provision for loan losses	3,464	3,431	7,027	6,972
Noninterest income
Service charges on deposits	109	112	208	219
ATM and debit card fees	113	105	211	202
Earnings on life insurance, net	103	97	196	191
Net gains on mortgage banking activities	203	234	543	456
Loan servicing fees, net	20	(10)	44	2
Net gains on securities	237	88	490	197
Losses on other assets	(23)	(56)	(114)	(206)
Other income	139	122	229	220

Total noninterest income	901	692	1,807	1,281
Noninterest expense
Salaries and employee benefits	1,652	1,571	3,319	3,229
Occupancy and equipment	433	449	889	938
Data processing	131	128	316	255
Advertising	54	46	145	120
Bank examination fees	120	118	201	199
Amortization of intangibles	23	29	47	59
FDIC insurance	71	82	154	166
Collection and other real estate owned	51	37	116	65
Other expenses	326	319	721	704

Total noninterest expense	2,861	2,779	5,908	5,735

Income before income taxes	1,504	1,344	2,926	2,518
Income tax expense	355	302	689	549

Net income	$1,149	$1,042	$2,237	$1,969

Earnings per share (Note 3):
Basic	$0.20	$0.17	$0.39	$0.33
Diluted	0.20	0.17	0.38	0.33

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)

(dollars in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$1,149	$1,042	$2,237	$1,969
Other comprehensive income (loss):
Unrealized gains/losses on securities
Unrealized holding gain (loss) arising during the period	(4,245)	380	(4,796)	504
Reclassification adjustment for gains included in net income	(237)	(88)	(490)	(197)

Net unrealized gains (losses)	(4,482)	292	(5,286)	307
Tax effect	1,523	(99)	1,797	(105)

Net of tax	(2,959)	193	(3,489)	202
Unrealized gains/losses on cash flow hedges
Unrealized holding gain/loss arising during the period	283	(27)	481	56

Net unrealized gains/losses	283	(27)	481	56
Tax effect	(96)	9	(163)	(18)

Net of tax	187	(18)	318	38

Total other comprehensive income (loss)	(2,772)	175	(3,171)	240

Comprehensive income (loss)	$(1,623)	$1,217	$(934)	$2,209

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

Six months ended June 30, 2013 and 2012

(dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Net of Tax	Treasury Stock	Unearned ESOP Shares	Total
Balance at January 1, 2012	$49	$21,991	$34,267	$2,031	$(1,278)	$(1,357)	$55,703
Net income	—	—	1,969	—	—	—	1,969
Other comprehensive income	—	—	—	240	—	—	240
Cash dividends on common stock ($0.06 per share)	—	—	(372)	—	—	—	(372)
ESOP shares earned, 5,964 shares	—	(6)	—	—	—	46	40
Stock award and option expense	—	122	—	—	—	—	122

Balance at June 30, 2012	$49	$22,107	$35,864	$2,271	$(1,278)	$(1,311)	$57,702

Balance at January 1, 2013	$62	$47,302	$37,745	$2,364	$—	$(3,418)	$84,055
Net income	—	—	2,237	—	—	—	2,237
Other comprehensive income (loss)	—	—	—	(3,171)	—	—	(3,171)
Cash dividends on common stock ($0.08 per share)	—	—	(496)	—	—	—	(496)
ESOP shares earned, 11,242 shares	—	20	—	—	—	90	110
Stock award and option expense	—	120	—	—	—	—	120

Balance at June 30, 2013	$62	$47,442	$39,486	$(807)	$—	$(3,328)	$82,855

See accompanying notes to consolidated financial statements (unaudited)

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(dollars in thousands, except per share data)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$2,237	$1,969
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	285	301
Provision for loan losses	106	531
Net gains on securities	(490)	(197)
Net gains on sales of loans	(468)	(413)
Originations of loans held for sale	(18,887)	(19,433)
Proceeds from sales of loans held for sale	18,503	21,203
Recognition of mortgage servicing rights	(75)	(43)
Amortization of mortgage servicing rights	77	63
Net change in loan servicing rights valuation allowance	(36)	9
Net losses on sales of other real estate owned	7	16
Write down of other real estate owned	109	200
Earnings on life insurance, net	(196)	(191)
Amortization of intangible assets	47	59
ESOP compensation expense	110	40
Stock compensation expense	120	122
Amortization of issuance costs of unsecured borrowings	—	19
Change in assets and liabilities:
Accrued interest receivable and other assets	478	(395)
Accrued interest payable and other liabilities	(45)	(79)

Net cash from operating activities	1,882	3,781
Cash flows from investing activities
Net change in loans	42,307	(9,672)
Proceeds from sales of other real estate owned	719	300
Proceeds from maturities, calls and principal repayments of securities available for sale	8,333	12,181
Proceeds from sales of securities available for sale	16,769	17,653
Purchase of life insurance	(2,000)	—
Purchase of interest-earning time deposits at other financial institutions	(490)	(2,940)
Purchases of securities available for sale	(57,016)	(20,871)
Premises and equipment expenditures, net	(299)	(114)

Net cash from investing activities	8,323	(3,463)
Cash flows from financing activities
Net change in deposits	(5,822)	9,176
Proceeds from FHLB long-term advances	15,000	22,500
Repayment of FHLB long-term advances	(4,998)	(34,998)
Net change in FHLB short-term advances	(8,988)	7,014
Net change in short-term borrowings	—	830
Dividends paid on common stock	(496)	(372)
Repayment of FDIC guaranteed unsecured borrowing	—	(5,000)

Net cash from financing activities	(5,304)	(850)

Net change in cash and cash equivalents	4,901	(532)
Cash and cash equivalents at beginning of period	6,857	8,146

Cash and cash equivalents at end of period	$11,758	$7,614

Supplemental cash flow information:
Cash paid during the period for:
Interest paid	$1,733	$2,390
Income taxes paid	500	506
Supplemental noncash disclosures:
Transfers from loans receivable to other real estate owned	$1,363	$413

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

On October 4, 2012, the Company completed its conversion and reorganization to the stock holding company form of organization. New LaPorte, the new stock holding company for the Bank, sold 3,384,611 shares of common stock at $8.00 per share, for gross offering proceeds of $27.1 million, in its stock offering. Concurrent with the completion of the offering, shares of common stock of LaPorte-Federal owned by the public were exchanged for 1.3190 shares of New LaPorte’s common stock so that LaPorte-Federal’s existing shareholders own approximately the same percentage of New LaPorte’s common stock as they owned of LaPorte-Federal’s common stock immediately prior to the conversion, as adjusted for the assets of LaPorte Savings Bank, MHC and their receipt of cash in lieu of fractional exchange shares. As a result of the offering and the exchange of shares, New LaPorte has approximately 6,205,250 shares outstanding. All share and per share information in this report for periods prior to conversion has been revised to reflect the 1.3190:1 conversion ratio on shares outstanding, including shares of LaPorte-Federal held by the former mutual holding company that were not publicly traded.

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

The results for the three and six month period ended June 30, 2013 may not indicate the results to be expected for the full year ending December 31, 2013.

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

In February 2013, the FASB issued ASU No. 2013-02 “Comprehensive Income (Topic 220) – Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU states that accumulated other comprehensive income is to be presented either on the face of the statement where net income of significant amounts reclassified out of accumulated other comprehensive income – but only if the item is required to be reclassified to net income in its entirety in the same reporting period. The Company has adopted this standard. The effect of applying this standard is reflected in Note 9.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 3 – EARNINGS PER SHARE

Basic earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common share equivalents (66,633 and 0, for the three months ended June 30, 2013 and 2012, respectively and 59,419 and 0, for the six months ended June 30, 2013 and 2012). Stock options of 215,196 and 281,829 shares for the three months ended June 30, 2013 and 2012, respectively, were not considered in computing diluted earnings per share because they were antidilutive. Stock options of 222,410 and 281,829 shares for the six months ended June 30, 2013 and 2012, respectively, were not considered in computing diluted earnings per share because they were antidilutive. The factors used in the earnings per common share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic
Net income	$1,149	$1,042	$2,237	$1,969

Weighted average common shares outstanding	6,205,250	6,147,689	6,205,250	6,147,689
Less: Average unallocated ESOP shares	(418,800)	(174,484)	(421,610)	(175,967)

Average shares	5,786,450	5,973,205	5,783,640	5,971,722

Basic earnings per common share	$0.20	$0.17	$0.39	$0.33

Diluted
Net income	$1,149	$1,042	$2,237	$1,969

Weighted average common shares outstanding for basic earnings per common share	5,786,450	5,973,205	5,783,640	5,971,722
Add: Diluted effects of assumed exercises of stock options	66,633	—	59,419	—

Average shares and dilutive potential common shares	5,853,083	5,973,205	5,843,059	5,971,722

Diluted earnings per common share	$0.20	$0.17	$0.38	$0.33

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

June 30, 2013

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency obligations	$8,937	$239	$(114)	$9,062
State and municipal	48,681	1,895	(574)	50,002
Mortgage-backed securities – residential	21,282	167	(241)	21,208
Government agency sponsored collateralized mortgage obligations	69,135	480	(1,494)	68,121
Corporate debt securities	4,424	9	(87)	4,346

Total	$152,459	$2,790	$(2,510)	$152,739

December 31, 2012

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency obligations	$8,045	$360	$—	$8,405
State and municipal	42,161	3,479	(26)	45,614
Mortgage-backed securities – residential	11,819	572	(6)	12,385
Government agency sponsored collateralized mortgage obligations	54,070	1,198	(112)	55,156
Corporate debt securities	3,959	110	(9)	4,060

Total	$120,054	$5,719	$(153)	$125,620

At June 30, 2013 and December 31, 2012, all of our mortgage-backed securities were issued by U.S. government-sponsored enterprises and all of our collateralized mortgage obligations were issued by either U.S. government-sponsored enterprises or the U.S. Small Business Administration.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE – continued

Securities with unrealized losses at June 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

June 30, 2013

	Continuing Unrealized Loss For		Continuing Unrealized Loss For
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. federal agency obligations	$2,886	$(114)	$—	$—	$2,886	$(114)
State and municipal	13,012	(574)	—	—	13,012	(574)
Mortgage-backed
Securities – residential	16,360	(241)	—	—	16,360	(241)
Government agency sponsored collateralized mortgage obligations	45,975	(1,494)	—	—	45,975	(1,494)
Corporate debt securities	3,217	(87)	—	—	3,217	(87)

Total temporarily impaired	$81,450	$(2,510)	$—	$—	$81,450	$(2,510)

December 31, 2012

	Continuing Unrealized Loss For		Continuing Unrealized Loss For
	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipal	$1,611	$(26)	$—	$—	$1,611	$(26)
Mortgage-backed securities – residential	1,012	(6)	—	—	1,012	(6)
Government agency sponsored collateralized mortgage obligations	12,392	(112)	—	—	12,392	(112)
Corporate debt securities	1,489	(9)	—	—	1,489	(9)

Total temporarily impaired	$16,504	$(153)	$—	$—	$16,504	$(153)

At June 30, 2013, the Company held 99 investments in debt securities which were in an unrealized loss position of which all were in an unrealized loss position for less than twelve months. At December 31, 2012, the Company held 18 investments in debt securities which were in an unrealized loss position of which all were in an unrealized loss position for less than twelve months. Management periodically evaluates each investment security for potential other-than-temporary impairment, relying primarily on industry analyst reports and observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted declines in fair value are considered temporary and due only to normal market interest rate fluctuations. The Company does not intend to sell the securities and is not more likely than not to be required to sell these debt securities before their anticipated recovery.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE - continued

Sales of securities available for sale for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Proceeds	$11,509	$4,985	$16,769	$17,653
Gross gains	237	103	490	224
Gross losses	—	(15)	—	(31)

Proceeds from calls of securities available for sale during the three months ended June 30, 2013 and 2012 were $0 and $1,125, with gross gains of $0 and $0 and gross losses of $0 and $0, respectively.

Proceeds from calls of securities available for sale during the six months ended June 30, 2013 and 2012 were $0 and $4,400, with gross gains of $0 and $4 and gross losses of $0 and $0, respectively.

The amortized cost and fair value of debt securities at June 30, 2013 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations (“CMO”), are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$1,009	$1,030
Due from more than one to five years	21,248	21,547
Due from more than five to ten years	25,118	25,416
Due after ten years	14,667	15,417

Subtotal	62,042	63,410
Mortgage-backed securities and CMOs	90,417	89,329

Total	$152,459	$152,739

Securities pledged at June 30, 2013 and December 31, 2012 had a carrying amount of approximately $43,931 and $42,151, respectively, and were pledged to secure public deposits, FHLB advances, short-term borrowings through the Federal Reserve Discount Window, treasury tax and loan payments and cash flow hedges.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS

Loans at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Commercial	$115,301	$124,563
Mortgage	33,291	36,996
Mortgage warehouse	107,145	137,467
Residential construction	2,094	1,475
Indirect auto	784	1,154
Home equity	11,495	12,267
Consumer and other	3,790	3,864

Subtotal	273,900	317,786
Less: Net deferred loan (fees) costs	253	214
Allowance for loan losses	(4,237)	(4,308)

Loans, net	$269,916	$313,692

As of June 30, 2013, the Bank’s mortgage warehouse division had repurchase agreements with 14 mortgage companies. For the six months ended June 30, 2013, the mortgage companies originated $1,208,222 in mortgage loans and sold $1,238,013 in mortgage loans. The Bank recorded interest income of $1,124 and mortgage warehouse loan fees of $177 which are included in loan interest income and wire transfer fees of $66 which are included in noninterest income during the three months ended June 30, 2013 attributable to the mortgage warehouse lines. For the six months ended June 30, 2013, the Bank recorded interest income of $2,287 and mortgage warehouse loan fees of $370 which are included in loan interest income and wire transfer fees of $133 which are included in noninterest income attributable to mortgage warehouse lines.

As of June 30, 2012, the Bank’s mortgage warehouse division had repurchase agreements with 11 mortgage companies. For the six months ended June 30, 2012, the mortgage companies originated $1,261,508 in mortgage loans and sold $1,246,745 in mortgage loans. The Bank recorded interest income of $1,159 and mortgage warehouse loan fees of $215 which are included in loan interest income and wire transfer fees of $70 which are included in noninterest income during the three months ended June 30, 2012 attributable to the mortgage warehouse lines. For the six months ended June 30, 2012, the Bank recorded interest income of $2,363 and mortgage warehouse loan fees of $382 which are included in loan interest income and wire transfer fees of $124 which are included in noninterest income attributable to the mortgage warehouse lines.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2013 and 2012:

	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Indirect Auto	Home Equity	Consumer and Other	Unallocated	Total
For the three months ended June 30, 2013
Allowance for loan losses:
Beginning balance	$3,122	$359	$530	$2	$6	$122	$79	$—	$4,220
Charge-offs	(37)	(49)	—	—	—	—	(3)	—	(89)
Recoveries	—	—	—	—	—	—	3	—	3
Provision	76	90	(60)	—	(1)	(3)	1	—	103

Ending balance	$3,161	$400	$470	$2	$5	$119	$80	$—	$4,237

For the three months ended June 30, 2012
Allowance for loan losses:
Beginning balance	$3,000	$335	$406	$4	$17	$120	$82	$—	$3,964
Charge-offs	(9)	(11)	—	—	(3)	(15)	(4)	—	(42)
Recoveries	38	2	—	—	—	—	3	—	43
Provisions	108	92	122	4	—	36	(59)	—	303

Ending balance	$3,137	$418	$528	$8	$14	$141	$22	$—	$4,268

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2013 and 2012:

	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Indirect Auto	Home Equity	Consumer and Other	Unallocated	Total
For the six months ended June 30, 2013
Allowance for loan losses:
Beginning balance	$3,131	$401	$601	$2	$7	$130	$36	$—	$4,308
Charge-offs	(103)	(68)	—	—	(4)	(22)	(6)	—	(203)
Recoveries	—	19	—	—	—	—	7	—	26
Provision	133	48	(131)	—	2	11	43	—	106

Ending balance	$3,161	$400	$470	$2	$5	$119	$80	$—	$4,237

For the six months ended June 30, 2012
Allowance for loan losses:
Beginning balance	$2,774	$374	$393	$3	$19	$119	$92	$—	$3,772
Charge-offs	(28)	(32)	—	—	(3)	(15)	(10)	—	(88)
Recoveries	38	2	—	—	3	—	10	—	53
Provisions	353	74	135	5	(5)	37	(68)	—	531

Ending balance	$3,137	$418	$528	$8	$14	$141	$22	$—	$4,268

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2013:

	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Indirect Auto	Home Equity	Consumer and Other	Unallocated	Total
June 30, 2013
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,552	$115	$—	$—	$—	$3	$—	$—	$1,670
Collectively evaluated for impairment	1,609	285	470	2	5	116	80	—	2,567
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—

Total ending allowance	$3,161	$400	$470	$2	$5	$119	$80	$—	$4,237

Loans:
Loans individually evaluated for impairment	$4,343	$1,890	$—	$—	$—	$38	$—	$—	$6,271
Loans collectively evaluated for impairment	110,467	31,271	107,145	2,083	784	11,512	3,795	—	267,057
Loans acquired with deteriorated credit quality	693	132	—	—	—	—	—	—	825

Total ending loan balance	$115,503	$33,293	$107,145	$2,083	$784	$11,550	$3,795	$—	$274,153

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

The following table presents information related to impaired loans by class of loans as of June 30, 2013 and December 31, 2012:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
June 30, 2013
With no related allowance recorded:
Commercial:
Real estate	$113	$113	$—
Land	135	135	—
Mortgage	1,025	1,025	—
Home equity	12	12	—

Subtotal	1,285	1,285	—
With an allowance recorded:
Commercial:
Real estate	1,386	1,388	449
Land	2,707	2,707	1,103
Mortgage	865	865	115
Home equity	26	26	3

Subtotal	4,984	4,986	1,670

Total	$6,269	$6,271	$1,670

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2012
With no related allowance recorded:
Commercial:
Real estate	$2,150	$2,152	$—
Land	214	214	—
Mortgage	1,296	1,296	—
Home equity	31	31	—

Subtotal	3,691	3,693	—
With an allowance recorded:
Commercial:
Real estate	1,461	1,199	365
Land	2,772	2,772	772
Mortgage	829	829	132
Home equity	22	22	22

Subtotal	5,084	4,822	1,291

Total	$8,775	$8,515	$1,291

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

The following table presents loans individually evaluated for impairment by class of loans as of June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	June 30, 2013		June 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Real estate	$680	$2	$1,300	$4
Land	204	—	209	—
Mortgage	1,188	—	1,223	—
Home equity	12	—	25	—

Subtotal	2,084	2	2,757	4
With an allowance recorded:
Commercial:
Real estate	1,391	—	1,108	—
Land	2,725	—	2,740	—
Mortgage	869	—	809	—
Home equity	27	—	13	—

Subtotal	5,012	—	4,670	—

Total	$7,096	$2	$7,427	$4

	Three Months Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and other	$—	$—	$11	$—
Real estate	1,045	2	1,243	4
Land	1,459	—	1,994	3
Mortgage	933	5	1,006	8
Home equity	25	—	12	—

Subtotal	3,462	7	4,257	15
With an allowance recorded:
Commercial:
Real estate	1,734	—	1,118	—
Land	1,610	—	1,080	—
Mortgage	797	—	715	—
Home equity	14	—	14	—

Subtotal	4,155	—	2,927	—

Total	$7,617	$7	$7,184	$15

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2013 and December 31, 2012:

	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
Commercial:
Commercial and other	$28	$29	$—	$—
Real estate	1,443	3,292	—	—
Land	2,842	2,985	—	—
Mortgage	1,890	1,958	—	—
Indirect auto	4	5	—	—
Home equity	38	53	—	—
Consumer and other	35	39	—	—

Total	$6,280	$8,361	$—	$—

The recorded investment in loans does not include accrued interest.

The following tables present the aging of the recorded investment in past due loans as of June 30, 2013 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2013
Commercial:
Commercial and other	$—	$—	$—	$—	$19,264	$19,264
Real estate	113	705	821	1,639	72,996	74,635
Five or more family	—	—	—	—	11,026	11,026
Construction	—	—	—	—	1,490	1,490
Land	—	—	2,367	2,367	6,721	9,088
Mortgage	—	156	1,260	1,416	31,877	33,293
Mortgage warehouse	—	—	—	—	107,145	107,145
Residential construction:
Construction	—	—	—	—	1,721	1,721
Land	—	—	—	—	362	362
Indirect	19	—	4	23	761	784
Home equity	12	—	12	24	11,526	11,550
Consumer and other	16	—	—	16	3,779	3,795

Total	$160	$861	$4,464	$5,485	$268,668	$274,153

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

The following tables present the aging of the recorded investment in past due loans as of December 31, 2012 by class of loans:

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

Troubled Debt Restructurings:

A loan modification is considered a troubled debt restructuring when a borrower is experiencing financial difficulty and the Company grants a concession it would not otherwise consider but for the borrower’s financial difficulties. At June 30, 2013 and December 31, 2012, the outstanding balance of loans that were modified as troubled debt restructurings totaled $812 and $842, respectively. All of these loans were considered nonperforming troubled debt restructurings. The Company has allocated $21 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2013 and $0 as of December 31, 2012. Troubled debt restructurings previously disclosed resulted in no charge offs during the three and six months ended June 30, 2013. The Company has not committed to lend additional amounts as of June 30, 2013 and December 31, 2012 to customers with outstanding loans that are classified as troubled debt restructurings.

During the three and six months ended June 30, 2013 and 2012, the Bank did not modify any loans which were considered to be troubled debt restructurings.

For the three and six months ended June 30, 2013 and 2012, no troubled debt restructurings defaulted within twelve months following the modification.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The Bank monitors credit quality on loans not rated through the loan’s individual payment performance. As of June 30, 2013, the most recent analysis performed, the risk category of loans by class of loans was as follows:

	Not Rated	Pass	Special Mention	Substandard	Doubtful
June 30, 2013
Commercial:
Commercial and other	$588	$18,091	$585	$—	$—
Real estate	—	63,836	5,438	5,361	—
Five or more family	193	7,221	3,612	—	—
Construction	—	1,490	—	—	—
Land	—	5,512	110	3,466	—
Mortgage	26,994	3,765	434	2,100	—
Mortgage warehouse	107,145	—	—	—	—
Residential construction:
Construction	1,721	—	—	—	—
Land	362	—	—	—	—
Indirect auto	784	—	—	—	—
Home equity	11,344	81	83	42	—
Consumer and other	2,784	774	237	—	—

Total	$151,915	$100,770	$10,499	$10,969	$—

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

Purchased Loans

The Company purchased loans during 2007, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of those loans was as follows:

	June 30, 2013	December 31, 2012
Commercial:
Commercial and other	$28	$29
Real estate	694	714
Mortgage	133	139

Outstanding balance	$855	$882

Carrying amount, net of allowance of $0	$825	$851

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 5 – LOANS – continued

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Beginning balance	$114	$179	$128	$193
Reclassification from non-accretable yield	1	—	2	4
Accretion of income	(15)	(21)	(30)	(39)
Disposals	—	(3)	—	(3)

Ending balance	$100	$155	$100	$155

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

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE – continued

The table below presents the valuation methodology and unobservable inputs for impaired loans and other real estate owned at June 30, 2013.

	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average of Inputs
Impaired loans
Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	20-35%	27%
Land	Appraisals	Discounts for changes in market conditions	10-55%	31%
Mortgage	Appraisals	Discounts for changes in market conditions	0-25%	9%
Home equity	Appraisals	Discounts for changes in market conditions	10%	10%
Other real estate owned, net
Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	40%	40%
Land	Appraisals	Discounts for changes in market conditions	16%-17%	16%
Mortgage	Appraisals	Discounts for changes in market conditions	16%-45%	31%

The table below presents the valuation methodology and unobservable inputs for impaired loans and other real estate owned at December 31, 2012.

	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average of Inputs
Impaired loans
Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	10-30%	20%
Land	Appraisals	Discounts for changes in market conditions	0-40%	17%
Mortgage	Appraisals	Discounts for changes in market conditions	0-20%	11%
Other real estate owned, net
Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	40%	40%
Land	Appraisals	Discounts for changes in market conditions	6%-17%	11%
Mortgage	Appraisals	Discounts for changes in market conditions	7%-29%	18%

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

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE - continued

Fair value at June 30, 2013 was determined using a discount rate of 10%, prepayment speeds ranging from 7.4% to 22.3%, depending on the stratification of the specific right, and a weighted average default rate of approximately 0.5%. Fair value at December 31, 2012 was determined using a discount rate of 10.0%, prepayment speeds ranging from 14.9% to 30.3%, depending on the stratification of the specific right, and a weighted average default rate of approximately 0.5%.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized below:

			Fair Value Measurements at June 30, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets
Investment securities available for sale
U.S. federal agency obligations	$9,062	$—	$9,062	$—
State and municipal	50,002	—	50,002	—
Mortgage-backed securities-residential	21,208	—	21,208	—
Government agency sponsored collateralized mortgage obligations	68,121	—	68,121	—
Corporate debt securities	4,346	—	4,346	—

Total investment securities Available-for-sale	$152,739	$—	$152,739	$—

Loans held for sale	$2,007	$—	$2,007	$—

Derivatives – residential mortgage loan commitments	$72	$—	$72	$—

Financial Liabilities
Derivatives – interest rate swaps	$(1,503)	$—	$(1,503)	$—

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

Loans held for sale were carried at the fair value of $2,007 which was made up of the outstanding balance of $1,955 and an unrealized gain of $52 at June 30, 2013, resulting in a change in unrealized gains of $(13) and $18 for the three and six months ended June 30, 2013, respectively. At June 30, 2012, loans held for sale were carried at the fair value of $1,692, which was made up of the outstanding balance of $1,665 and an unrealized gain of $27, resulting in a change in unrealized gains of $(20) and $(16) for the three and six months ended June 30, 2012.

The difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale was:

		June 30, 2013
	Aggregate Fair Value	Difference	Contractual Principal
Loans held for sale	$2,007	$52	$1,955

		December 31, 2012
	Aggregate Fair Value	Difference	Contractual Principal
Loans held for sale	$1,155	$34	$1,121

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

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three and six months ended June 30, 2013 and 2012:

	Changes in Fair Values for the three months ended June 30, 2013 and 2012, for the Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Other Gains and Losses	Interest Income	Interest Expense	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended June 30, 2013
Assets:
Loans held for sale	$(13)	$3	$—	$(10)
Three Months Ended June 30, 2012
Assets:
Loans held for sale	$(20)	$11	$—	$(9)

	Changes in Fair Values for the six months ended June 30, 2013 and 2012, for the Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Other Gains and Losses	Interest Income	Interest Expense	Total Changes in Fair Values Included in Current Period Earnings
Six Months Ended June 30, 2013
Assets:
Loans held for sale	$18	$9	$—	$27
Six Months Ended June 30, 2012
Assets:
Loans held for sale	$(16)	$23	$—	$7

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE – continued

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Commercial:
Real estate	$937	$—	$—	$937
Land	1,604	—	—	1,604
Mortgage	750	—	—	750
Home equity	23	—	—	23
Other real estate owned, net
Commercial:
Real estate	102	—	—	102
Land	294	—	—	294
Mortgage	115	—	—	115
Mortgage servicing rights	206	—	206	—

		Fair Value Measurements at December 31, 2012
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans
Commercial:
Real Estate	$833	$—	$—	$833
Land	2,000	—	—	2,000
Mortgage	697	—	—	697
Other real estate owned, net
Commercial:
Real Estate	102	—	—	102
Land	385	—	—	385
Mortgage	133	—	—	133
Mortgage servicing rights	273	—	273	—

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 6 – FAIR VALUE – continued

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $4,984, with a valuation allowance of $1,670 at June 30, 2013, resulting in an additional provision for loan losses of $310 and $474 for the three and six months ended June 30, 2013, respectively. At June 30, 2012, impaired loans had a carrying amount of $4,146, with a valuation allowance of $1,313, resulting in an additional provision for loan losses of $1,009 and $1,080 for the three and six months ended June 30, 2012.

Other real estate owned, which is measured at the lower of cost or fair value less costs to sell, had a net carrying amount of $511, which was made up of the outstanding balance of $873 net a valuation allowance of $362 at June 30, 2013, resulting in a write-down of $18 and $109 for the three and six months ended June 30, 2013 and 2012, respectively. At June 30, 2012, other real estate owned had a net carrying amount of $721, which was made up of the outstanding balance of $922 net a valuation allowance of $201, resulting in a write-down of $64 and $201 for the three and six months ended June 30, 2012.

Mortgage servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $206, which was made up of the outstanding balance of $328, net of a valuation allowance of $122, resulting in a charge of $(16) and $(36) for the three and six months ended June 30, 2013. At June 30, 2012, mortgage servicing rights were carried at their fair value of $260, which was made up of the outstanding balance of $388, net of a valuation allowance of $128, resulting in a charge of $14 and $9 for the three and six months ended June 30, 2012.

The carrying amounts and estimated fair values of financial instruments, at June 30, 2013 are as follows:

		Fair Value Measurements at June 30, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets
Cash and due from financial institutions	$11,758	$11,758	$—	$—
Interest-earning time deposits at other financial institutions	7,631	—	7,674	—
Securities available for sale	152,739	—	152,739	—
Federal Home Loan Bank stock	3,817	N/A	N/A	N/A
Loans held for sale	2,007	—	2,007	—
Loans, net	269,916	—	—	273,758
Accrued interest receivable	1,524	1	889	634
Financial liabilities
Deposits	(343,148)	—	(331,793)	—
Federal Home Loan Bank advances	(50,023)	—	(51,464)	—
Subordinated debentures	(5,155)	—	—	(5,149)
Short-term borrowings	(1,000)	—	(1,000)	—
Accrued interest payable	(189)	—	(183)	(6)
Derivatives – interest rate swaps	(1,503)	—	(1,503)	—

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with notional amounts of $30.25 million as of June 30, 2013 and December 31, 2012, were designated as cash flow hedges of subordinated debentures, certain CDARS deposits and FHLB advances, and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or the Company discontinues hedge accounting. The Company expects the hedges to remain fully effective during the remaining terms of the swaps. The Company does not expect any amounts to be reclassified from other comprehensive income (loss) over the next 12 months.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 7 – DERIVATIVES – continued

Information related to the interest-rate swaps designated as cash flow hedges as of June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Subordinated debentures
Notional amount	$5,000	$5,000
Fixed interest rate payable	5.54%	5.54%
Variable interest rate receivable (Three month LIBOR plus 3.10%)	3.38%	3.41%
Unrealized losses	(79)	(131)
Maturity date	March 26, 2014
CDARS deposits
Notional amount	$10,250	$10,250
Fixed interest rate payable	3.19%	3.19%
Variable interest rate receivable (One month LIBOR plus 0.55%)	0.74%	0.76%
Unrealized losses	(308)	(428)
Maturity date	October 9, 2014
FHLB advance
Notional amount	$5,000	$5,000
Fixed interest rate payable	3.54%	3.54%
Variable interest rate receivable (Three month LIBOR plus 0.22%)	0.49%	0.53%
Unrealized losses	(311)	(395)
Maturity date	September 20, 2015
FHLB advance
Notional amount	$10,000	$10,000
Fixed interest rate payable	3.69%	3.69%
Variable interest rate receivable (Three month LIBOR plus 0.25%)	0.53%	0.57%
Unrealized losses	(805)	(1,030)
Maturity date	July 19, 2016

Interest expense recorded on these swap transactions totaled $249 and $197 during the three months ended June 30, 2013 and 2012, respectively, and $496 and $390 for the six months ended June 30, 2013 and 2012, respectively and is reported as a component of interest expense on subordinated debentures, deposits and FHLB advances.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 7 – DERIVATIVES – continued

The following table presents the net losses recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three months ended June 30, 2013 and 2012:

	Net amount of gain (loss) recognized in OCI (Effective Portion) 2013	Net amount of gain (loss) reclassified from OCI to interest income 2013	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion) 2013
Interest rate contracts	$187	$—	$—

	Net amount of gain (loss) recognized in OCI (Effective Portion) 2012	Net amount of gain (loss) reclassified from OCI to interest income 2012	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion) 2012
Interest rate contracts	$(18)	$—	$—

The following table presents the net losses recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Income relating to the cash flow derivative instruments for the six months ended June 30, 2013 and 2012:

	Net amount of gain (loss) recognized in OCI (Effective Portion) 2013	Net amount of gain (loss) reclassified from OCI to interest income 2013	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion) 2013
Interest rate contracts	$318	$—	$—

	Net amount of gain (loss) recognized in OCI (Effective Portion) 2012	Net amount of gain (loss) reclassified from OCI to interest income 2012	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion) 2012
Interest rate contracts	$38	$—	$—

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 7 – DERIVATIVES – continued

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to
Subordinated debentures	$(5,000)	$(79)	$(5,000)	$(131)
CDARS deposits	(10,250)	(308)	(10,250)	(428)
FHLB advances	(15,000)	(1,116)	(15,000)	(1,425)

Total included in other liabilities		$(1,503)		$(1,984)

The counterparty to the Company’s derivatives is exposed to credit risk whenever the derivative is in a liability position. As a result, the Company has collateralized the liability with cash and security collateral held in safekeeping by Bank of New York. At June 30, 2013 and December 31, 2012, the Company had $220 in cash and securities with a fair value of $2,223 and $2,586, respectively, posted as collateral for these derivatives.

NOTE 8 – STOCK-BASED COMPENSATION

During the month of September 2011, the Company implemented the 2011 Equity Incentive Plan (the “Plan”) which was approved by shareholders on May 10, 2011. The Plan provides for issuance of stock options or restricted share awards to employees and directors. Total shares authorized for issuance under the Plan is 417,543 which is further discussed below. Total compensation cost that has been charged against income for those plans totaled $59 and $61 for the three months ended June 30, 2013 and 2012, respectively, and $120 and $122 for the six months ended June 30, 2013 and 2012, respectively.

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

NOTE 8 – STOCK-BASED COMPENSATION – continued

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

A summary of the activity in the stock option plan for the six months ended June 30, 2013 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	281,829	$6.44	8.7 years	$659
Granted	—	—
Exercised	—	—
Forfeited or expired	(2,982)	6.44

Outstanding at June 30, 2013	278,847	$6.44	8.3 years	$1,026

Fully vested and expected to vest	278,847	$6.44	8.3 years	$1,026
Exercisable at end of period	53,384	$6.44	8.3 years	$196
A summary of the activity in the stock option plan for the six months ended June 30, 2012 was as follows:
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	281,829	$6.44	9.7 years	$—
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—

Outstanding at June 30, 2012	281,829	$6.44	9.2 years	$—

Fully vested and expected to vest	281,829	$6.44	9.2 years	$—
Exercisable at end of period	—	n/a	n/a	n/a

There were no options exercised during the three and six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013, there was $294 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.3 years.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 8 – STOCK-BASED COMPENSATION – continued

Restricted Share Awards

The Plan provides for the issuance of up to 119,298 of restricted shares to directors and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined by obtaining the listed price of the Company’s stock on the grant date. Shares vest 20% annually over five years. 2,388 shares were available for future grants at June 30, 2013.

A summary of changes in the Company’s nonvested shares for the six months ended June 30, 2013 was as follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2013	93,528	$6.44
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2013	93,528	$6.44

A summary of changes in the Company’s nonvested shares for the six months ended June 30, 2012 follows:

Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at April 1, 2012	116,910	$6.44
Granted	—	—
Vested	—	—
Forfeited	—	—

Nonvested at June 30, 2012	116,910	$6.44

As of June 30, 2013, there was $483 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.3 years. For the three and six months ended June 30, 2013, there were 23,382 shares vested. The total fair value of shares vested at June 30, 2013 was $237. There were no shares vested for the three and six months ended June 30, 2012.

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

A summary of the changes in accumulated other comprehensive income (loss) by component for the three months ended June 30, 2013 is as follows:

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available- for-Sale Securities	Total
Beginning balance	$(1,178)	$3,143	$1,965
Other comprehensive income (loss) before reclassification	186	(2,802)	(2,616)
Amounts reclassified from accumulated other comprehensive income	—	(156)	(156)
Net current period other comprehensive income (loss)	186	(2,958)	(2,772)

Ending balance	$(992)	$185	$(807)

A summary of the reclassifications out of accumulated other comprehensive income (loss) for the three months ended June 30, 2013 is as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities
	$237	Net gains on securities

	237	Total before tax
	(81)	Income tax (expense) benefit

	$156	Net of tax

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) – continued

A summary of the changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2013 is as follows:

	Gains and Losses on Cash Flow Hedges	Unrealized Gains and Losses on Available- for-Sale Securities	Total
Beginning balance	$(1,309)	$3,673	$2,364
Other comprehensive income (loss) before reclassification	317	(3,165)	(2,848)
Amounts reclassified from accumulated other comprehensive income	—	(323)	(323)
Net current period other comprehensive income (loss)	317	(3,488)	(3,171)

Ending balance	$(992)	$185	$(807)

A summary of the reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2013 is as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities
	$490	Net gains on securities

	490	Total before tax
	(167)	Income tax (expense) benefit

	$323	Net of tax

PART I – FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(dollars in thousands, except per share data)

NOTE 10 – OFFSETTING FINANCIAL ASSETS AND LIABILITIES

On January 1, 2013, the Company adopted changes issued by the FASB to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the consolidated balance sheet and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity’s financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity’s financial position, including the effect of rights of setoff associated with certain financial instruments and derivative instruments. Other than the additional disclosure requirements, the adoption of these changes had no impact on the Consolidated Financial Statements.

June 30, 2013

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Description:
Derivatives	$1,503	$—	$1,503	$(2,223)	$(220)	$(940)
Repurchase agreements	325	—	325	(325)	—	—

Total	$1,828	$—	$1,828	$(2,548)	$(220)	$(940)

December 31, 2012

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Description:
Derivatives	$1,984	$—	$1,984	$(2,586)	$(220)	$(822)
Repurchase agreements	517	—	517	(517)	—	—

Total	$2,501	$—	$2,501	$(3,103)	$(220)	$(822)

If an event of default occurs causing an early termination of an interest rate swap derivative, an early termination amount payable to one party by the other party may be reduced by set-off against any other amount payable by the one party to the other party. If a default in performance of any obligation of a repurchase agreement occurs, each party will set-off property held in respect of transactions against obligations owing in respect of any other transactions.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of the Company and certain subsidiaries are detailed in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

•	changes in prevailing real estate values and loan demand both nationally and within our current and future market area;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing and savings habits;

•	the amount of assessments and premiums we are required to pay for FDIC deposit insurance;

•	legislative or regulatory changes that affect our business including the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and its impact on our compliance costs;

•	our ability to successfully manage our commercial lending;

•	the financial health of certain entities, including government sponsored enterprises, the securities of which are owned or acquired by the Company;

•	adverse changes in the securities market;

•	the new capital rules which will take effect on January 1, 2015;

•	the costs, effects and outcomes of existing or future litigation;

•	the economic impact of past and any future terrorist attacks, acts of war or threats thereof and the response of the United States to any such threats and attacks;

•	the success of our mortgage warehouse lending program including the impact of the Dodd-Frank Act on the mortgage companies; and

•	the ability of the Company to manage the risks associated with the foregoing factors as well as anticipated risk factors.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - continued

Comparison of Financial Condition at June 30, 2013 and December 31, 2012

General: Total assets at June 30, 2013 decreased $6.5 million, or 1.3%, to $486.2 million compared to $492.8 million at December 31, 2012 due to a decrease in gross loans which was offset by an increase in securities available for sale. Total deposits at June 30, 2013 decreased $5.8 million, or 1.7%, to $343.1 million from $349.0 million at December 31, 2012 due to a decrease in noninterest bearing deposit accounts of $4.0 million and a decrease in customer time deposits of $3.7 million which were partially offset by increases in interest-bearing checking and savings accounts. Total shareholders’ equity decreased to $82.9 million at June 30, 2013, compared to $84.1 million at December 31, 2012 primarily due to a decrease in accumulated other comprehensive income, attributable to the decrease in unrealized securities gains in the available for sale securities portfolio as a result of the increase in interest rates during the second quarter of 2013. The decrease was partially offset by an increase in retained earnings.

Investment Securities: Total securities available for sale increased $27.1 million, or 21.6% to $152.7 million at June 30, 2013 from $125.6 million at December 31, 2012 primarily attributable to the decrease in net loans of $43.8 million a portion of which were reinvested into available for sale securities.

At June 30, 2013, management reviewed the securities portfolio for possible other-than-temporary impairment and determined there were no impairment charges to be recorded. The net unrealized gains of the available-for-sale securities portfolio decreased $5.3 million, or 95.0%, to $280,000 at June 30, 2013 compared to $5.6 million at December 31, 2012 primarily due to increased interest rates during the second quarter of 2013 and did not reflect a deterioration of the credit quality of the issuers of these securities.

Loans Held for Sale: Loans held for sale increased $852,000, or 73.8%, to $2.0 million at June 30, 2013 compared to $1.2 million at December 31, 2012 primarily due to the timing of when residential mortgage loans were originated and subsequently sold to the secondary market.

Net Loans: Net loans decreased $43.8 million, or 14.0%, to $269.9 million at June 30, 2013 compared to $313.7 million at December 31, 2012 primarily due to a decrease in mortgage warehouse loans.

Mortgage warehouse loans decreased $30.3 million, or 22.1%, to $107.1 million at June 30, 2013 compared to $137.5 million at December 31, 2012. During 2013, the Bank has experienced a decrease in loan volume related to the decrease in refinance activity and an increase in competition from other banks providing this service.

Commercial real estate loans decreased $5.3 million, or 6.6%, to $74.5 million at June 30, 2013 compared to $79.8 million at December 31, 2012. The decrease in this portfolio was primarily due to four relationships being paid off prior to maturity totaling $2.1 million at December 31, 2012 and three commercial relationships totaling $936,000 at December 31, 2012 moving to other real estate owned during the first six months of 2013, in addition to normal amortization of all other commercial real estate loans.

One-to four-family residential loans decreased $3.7 million, or 10.0%, to $33.3 million at June 30, 2013 compared to $37.0 million at December 31, 2012. The decrease in this portfolio was primarily attributable to slowing refinance activity and normal amortization of the seasoned loan portfolio during the first six months of 2013. We have continued to sell a majority of our fixed rate one- to four-family residential loans originated. Management expects to continue selling the majority of the long term fixed rate one- to four-family residential loans originated in the near future to reduce interest rate risk exposure of generally lower yielding fixed rate long term mortgages remaining on the balance sheet.

Five or more family residential loans decreased $3.3 million, or 22.8%, to $11.0 million at June 30, 2013 compared to $14.3 million at December 31, 2012. This decrease was due to one relationship being paid off during the first six months of 2013 which totaled $6.4 million at December 31, 2012.

There was no material change in balances of commercial business, construction, land, home equity or consumer loans at June 30, 2013 when compared to December 31, 2012.

The allowance for loan losses balance decreased $71,000, or 1.7%, to $4.2 million at June 30, 2013 compared to $4.3 million at December 31, 2012 due to net charge-offs of $177,000, partially offset by a provision for loan losses of $106,000 for the six months ended June 30, 2013. Net charge-offs of $69,000 had been specifically reserved for in prior periods. The allowance for loan losses to total loans ratio was 1.55% at June 30, 2013 compared to 1.35% at December 31, 2012 due to both a decrease in net loans of $43.8 million and an increase in specific reserve allocations of $379,000.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - continued

Nonperforming Assets: The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	June 30, 2013	December 31, 2012
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
One-to four-family	$1,763	$1,831
Five or more family	—	—
Commercial	820	2,642
Construction	—	—
Land	2,842	2,985

Total real estate	$5,425	$7,458
Consumer and other loans:
Home equity	37	53
Commercial	—	—
Automobile and other	4	5

Total consumer and other loans	41	58
Total troubled debt restructured (1)	810	842

Total nonaccrual loans	$6,276	$8,358

Loans greater than 90 days delinquent and still accruing:
Real estate:
One- to four- family	$—	$—
Five or more family	—	—
Commercial	—	—
Construction	—	—
Land	—	—

Total real estate	$—	$—

Consumer and other loans:
Home equity	—	—
Commercial	—	—
Automobile and other	—	—

Total consumer and other loans	$—	$—

Total nonperforming loans	$6,276	$8,358

Foreclosed assets:
One- to four- family	$463	$133
Five or more family	—	—
Commerical	674	384
Construction	—	—
Land	293	385
Consumer	—	—

Total foreclosed assets	$1,430	$902

Total nonperforming assets	$7,706	$9,260

Ratios:
Nonperforming loans to total loans	2.29%	2.63%
Nonperforming assets to total assets	1.58%	1.88%

(1)	At June 30, 2013, $126,000 of one- to four-family residential loans, $621,000 commercial real estate loans, $28,000 commercial loans and $35,000 automobile and other loans were classified as troubled debt restructured loans. At December 31, 2012, $127,000 of one- to four-family residential loans, $648,000 commercial real estate loans, $29,000 commercial loans and $38,000 automobile and other loans were classified as troubled debt restructured loans.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - continued

Total nonperforming loans were $6.3 million at June 30, 2013 down from $8.4 million at December 31, 2012. Total nonperforming loans to total loans ratio was 2.29% at June 30, 2013 compared to 2.63% at December 31, 2012 due to a decrease in nonperforming loans of $2.1 million. The decrease in nonperforming loans was primarily due to seven loan relationships which moved to other real estate owned during the first six months of 2013 which totaled $1.2 million at December 31, 2012. The remainder of the decrease was the result of two loan relationships which totaled $887,000 at December 31, 2012 were paid off in 2013. Three one- to four-family residential loans and one home equity loan moved to nonaccrual during the first six months 2013 and totaled $281,000 at June 30, 2013.

At June 30, 2013, nonaccrual loans to rental, real estate and land developers totaled $3.7 million, to accommodation and food services totaled $566,000, to construction businesses $201,000 and to all other commercial industry types totaled $83,000. One- to four-family residential loans on nonaccrual totaled $1.7 million at June 30, 2013. All other consumer loans on nonaccrual status totaled $77,000 at June 30, 2013.

Total nonperforming assets to total assets ratio decreased to 1.58% at June 30, 2013 compared to 1.88% at December 31, 2012 primarily due to a decrease in nonperforming assets of $1.6 million during the first six months of 2013. Other real estate owned increased $528,000, or 58.5%, to $1.4 million at June 30, 2013 compared to $902,000 at December 31, 2012. During the first six months of 2013, 13 properties were transferred into other real estate owned with a recorded fair value of $1.4 million and three properties were sold resulting in proceeds of $719,000. Write-downs totaling $109,000 were recorded for the six months ended June 30, 2013 on other real estate owned properties. The current balance in other real estate owned includes the current market value of a property the Company acquired in its acquisition of City Savings Bank in 2007, which was held for future branch development. The current market value of this property was $230,000 at June 30, 2013. The Company anticipates listing this property for sale in the future but does not anticipate that to occur in the near term.

Goodwill and Other Intangible Assets: Our goodwill totaled $8.4 million at June 30, 2013 and December 31, 2012. Accounting standards require goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. The most recent annual impairment review of the $8.4 million of goodwill previously recorded was performed in February 2013 as of October 31, 2012. Based on this evaluation completed in February 2013, management determined that the fair value of the reporting unit, which is defined as LaPorte Bancorp, Inc. as a whole, exceeded the book value of the goodwill, based on the opinion of an independent expert in valuations, such that the sales price per common share would exceed our book value per common share. We were not required to conduct step 2 of the impairment analysis. Accordingly, no goodwill impairment was recognized in 2012.

Our stock price has increased from the previous analysis and earnings have continued to increase, therefore, management determined that an updated analysis from an independent third party as of the end of the second quarter of 2013 was not necessary. As our market price per common share is currently less than its tangible book value per common share, it is reasonably possible that management may conclude that goodwill, totaling $8.4 million at June 30, 2013, is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

Deposits: Total deposits decreased $5.8 million, or 1.7%, to $343.1 million at June 30, 2013 compared to $349.0 million at December 31, 2012 due to decreases in noninterest bearing demand, certificates of deposit and IRA balances partially offset by increases in interest bearing demand and savings deposits.

Certificates of deposit and IRA balances decreased $4.4 million, or 3.5%, to $120.4 million at June 30, 2013 compared to $124.8 million at December 31, 2012 primarily due to a decrease in retail time deposits as a result of the continued competitive, low interest rate environment. Although management believes the interest rates offered on certificates of deposit have remained competitive, we have positioned them at or below the average rates offered in the market due to the pricing on alternative sources of funding. Noninterest bearing demand deposits decreased $4.0 million, or 7.8%, to $46.9 million at June 30, 2013 compared to $50.9 million at December 31, 2012 primarily due to several large withdrawals of funds from estate and mortgage warehouse deposit accounts during the first six months of 2013.

Interest bearing demand deposits increased $1.8 million, or 3.4%, to $54.6 million at June 30, 2013 compared to $52.9 million at December 31, 2012 in addition to an increase in savings accounts of $764,000.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - continued

Borrowed Funds: Total borrowed funds increased $1.0 million, or 1.9%, to $55.2 million at June 30, 2013 compared to $54.2 million at December 31, 2012. Federal Home Loan Bank of Indianapolis (“FHLBI”) advances increased $1.0 million due to an increase in long-term advances of $10.0 million partially offset by a $9.0 million decrease in short-term advances when comparing June 30, 2013 to December 31, 2012. During 2013, management elected to obtain two $5.0 million long-term advances and lock in to a fixed interest rate over the next several years as part of its interest rate risk strategy. The Company has been granted unsecured lines of credit at First Tennessee Bank in the amount of $15.0 million and at Zions Bank in the amount of $9.0 million. At June 30, 2013, the Company did not utilize either of these lines of credit.

Total Shareholders’ Equity: Total shareholders’ equity decreased $1.2 million, or 1.4%, to $82.9 million at June 30, 2013 compared to $84.1 million at December 31, 2012 primarily due to a decrease in other comprehensive income of $3.2 million offset by an increase in retained earnings of $1.7 million. The decrease in other comprehensive income was primarily due to a decrease in the fair value of securities of $5.3 million ($3.5 million net of tax effect) offset by an increase in the fair value of interest rate swap derivatives of $481,000 ($318,000 net of tax effect). Both of these changes in fair market value were the result of an increase in overall interest rates during the last two months. The increase in retained earnings was primarily due to net income for the six months ended June 30, 2013 of $2.2 million which was offset in part by $496,000 in shareholder dividends paid during the first six months of 2013.

Comparison of Operating Results for Three Month Periods Ended June 30, 2013 and June 30, 2012

Net Income: Net income increased $107,000, or 10.3%, to $1.1 million, or $0.20 per diluted share for the three months ended June 30, 2013 compared to $1.0 million, or $0.17 per diluted share for the three months ended June 30, 2012. The increase in net income was primarily due to a decrease in the provision for loan losses of $200,000, as well as, an increase in noninterest income of $209,000, partially offset by a decrease of $167,000 in net interest income.

Net Interest Income: Net interest income decreased $167,000, or 4.5%, to $3.6 million for the three months ended June 30, 2013 compared to $3.7 million for the same prior year period. Net interest margin decreased to 3.24% for the three months ended June 30, 2013 compared to 3.54% over the same prior year period. The decrease in the net interest margin was primarily due to a decrease in interest income on loans of $458,000 for the three months ended June 30, 2013 due to continued pressure on loan interest rates, as well as a decrease in average outstanding loan balances of $16.0 million over the same time period. This decrease was partially offset by a decrease in interest expense on deposits and borrowings of $292,000 over the same time period. The average cost of interest bearing liabilities decreased 28 basis points during the current quarter when compared to the same prior year period. The Company continues to focus on profitability by growing its commercial loan portfolio which is challenging in this competitive rate environment. Management is also continuing its efforts to deploy the capital raised in the second step conversion, and as a result, expects to see continued pressure on net interest income in the near future.

Interest and Dividend Income: Interest and dividend income decreased $459,000, or 9.4%, to $4.4 million for the three months ended June 30, 2013 compared to $4.9 million for the prior year period, primarily attributable to a decrease in interest and fee income on loans of $458,000. The yield on interest earning assets decreased 60 basis points for the three months ended June 30, 2013 to 4.02% due to the continued decline in overall interest rates and the impact on new and renewed loans, as well as, securities.

Interest and fee income on commercial real estate loans decreased $140,000, or 11.7%, for the three months ended June 30, 2013 compared to the same prior year period, primarily due to a decrease in average outstanding balances of $7.3 million, as well as a decrease in the average yield of 18 basis points. The decrease was primarily attributable to two purchased loans totaling $1.8 million that paid off prior to maturity, as well as five loans totaling $3.5 million which paid off as a result of the sale of the business or real estate securing the loan.

Interest and fee income on one- to four-family residential loans decreased $135,000, or 22.9%, for the three months ended June 30, 2013 compared to the prior year period, primarily due to a decrease in the average outstanding balance of $6.6 million, as well as a decrease in the average yield of 47 basis points. The Company continues to sell the majority of residential fixed rate loans originated, and as a result the outstanding balances continue to decrease due to normal amortization and refinance activity.

Interest and fee income on mortgage warehouse loans decreased $74,000, or 5.4%, primarily due to a decrease in the average yield of 44 basis points. Although the interest rates charged on these loans are tied to prime, the spread has narrowed due to the competitive landscape for this line of business. Average outstanding balances on warehouse loans increased $2.5 million for the three months ended June 30, 2013 as compared to the prior year period.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - continued

The following table sets forth the average balance sheet, average annualized yield and cost and certain other information for the three months ended June 30, 2013 and June 30, 2012. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended June 30,
	2013			2012
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
Loans	$268,559	$3,541	5.27%	$284,568	$3,999	5.62%
Taxable securities	104,191	468	1.80%	87,315	497	2.28%
Tax exempt securities	42,925	353	3.29%	37,028	343	3.71%
Federal Home Loan Bank of Indianapolis stock	3,817	33	3.46%	3,817	27	2.83%
Federal funds sold and other interest-earning deposits	20,436	22	0.43%	9,276	10	0.43%

Total interest earning assets	439,928	4,417	4.02%	422,004	4,876	4.62%
Non-interest earning assets	40,602			39,899

Total assets	$480,530			$461,903

Savings deposits	$58,658	8	0.05%	$53,379	7	0.05%
Money market and NOW accounts	115,474	98	0.34%	105,244	121	0.46%
CDs and IRAs	114,239	442	1.55%	140,734	630	1.79%

Total interest-bearing deposits	288,371	548	0.76%	299,357	758	1.01%
FHLB advances	46,240	231	2.00%	51,819	313	2.42%
Subordinated debentures	5,155	70	5.43%	5,155	70	5.43%
Short-term borrowings	520	1	0.77%	370	1	1.08%

Total interest-bearing liabilities	340,286	850	1.00%	356,701	1,142	1.28%

Non-interest bearing deposits	50,102			42,296
Other liabilities	5,425			5,706

Total liabilities	395,813			404,703
Shareholders’ equity	84,717			57,200

Total liabilities & shareholders’ equity	$480,530			$461,903

Net interest income		$3,567			$3,734

Net interest rate spread			3.02%			3.34%
Net interest margin			3.24%			3.54%

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - continued

Interest and fee income on commercial loans decreased $50,000, or 19.4%, for the three months ended June 30, 2013 compared to the prior year period, primarily due to a decrease in the average yield of 62 basis points. The decrease in the average yield was due to the decrease in overall interest rates over the last several years. New and renewed loans have been originated with lower interest rates when compared to loans currently in the portfolio. Average outstanding balances decreased $1.7 million over the same time period.

Interest and fee income on automobile and other consumer loans decreased $34,000, or 31.5%, for the current quarter compared to the prior year period, primarily due to a decrease in the average outstanding balances of $1.3 million, as well as a decrease in the average yield of 48 basis points. The decrease in the outstanding balance was primarily the continued runoff of the indirect automobile portfolio, as the Company has elected to exit that line of business. The decrease in the average yield was due to the overall decrease in interest rates on new loans originated, in addition to the decrease in the indirect automobile portfolio which historically has provided a higher yield when compared to the other loans within this portfolio.

Interest income from taxable securities decreased $29,000, or 5.8%, for the current quarter compared to the same prior period, attributable to a decrease in the average yield of 48 basis points. The average outstanding balance increased $16.9 million over the same time period; however the cash flow derived from the portfolio was reinvested at significantly lower interest rates resulting in an overall decrease in interest income. Interest income from tax exempt securities increased $10,000, or 2.9%, primarily due to an increase in the average outstanding balance of $5.9 million. The increase was partially offset by a decrease in the average yield of 42 basis points as tax exempt securities purchased during this period were at significantly lower interest rates when compared to the other tax exempt securities in the portfolio.

Dividend income from FHLBI stock increased $6,000, or 22.2%, for the current quarter compared to the same prior year period, attributable to an increase in the dividend yield of 63 basis points as a result of an increase in the annualized dividend declared by the FHLBI when comparing the two time periods.

Interest Expense: Interest expense decreased $292,000, or 25.6%, to $850,000 for the three months ended June 30, 2013 compared to $1.1 million for the same prior year period, primarily attributable to a decrease in the average cost of interest bearing liabilities of 28 basis points. Also contributing to the decrease in interest expense was a decrease in average outstanding balance of interest bearing liabilities of $16.4 million.

Interest expense on certificates of deposit and IRA time deposits decreased $188,000, or 29.8%, for the current quarter ending June 30, 2013 compared to the same prior year period, primarily due to a decrease in average outstanding balances of $26.5 million, as well as a 24 basis point decrease in the average cost of these deposits. The Company has been able to shift a significant percentage of its deposit mix from fixed, higher cost certificates of deposits into lower cost money market, NOW and savings accounts, which has assisted in lowering the cost of funds. Interest expense on money market and NOW accounts decreased $23,000, or 19.0%, for the three months ended June 30, 2013 due to a decrease in the average cost of 12 basis points even though average outstanding balances increased $10.2 million.

Interest expense on FHLBI advances decreased $82,000, or 26.2%, to $231,000 for the three months ended June 30, 2013 compared to $313,000 for the same prior year period, attributable to both a decrease in the average outstanding balance of $5.6 million, as well as a decrease in the average cost of these borrowings of 42 basis points. As advances have matured, the Company paid off a portion of the borrowings with excess liquidity and renewed a portion of the borrowings at lower interest rates than the maturing advances.

Provision for Loan Losses: We recognize a provision for loan losses, which is charged to earnings, to increase the allowance for loan losses to a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available, or as future events occur. After an evaluation of these factors, management recognized a $103,000 provision for loan losses for the three months ended June 30, 2013 compared to $303,000 for the prior year period. The lower provision for loan losses during the second quarter of 2013 compared to the prior year was primarily related to a specific reserve allocation made during the prior year period related to one significant loan relationship attributable to updated collateral values obtained at that time. In addition, nonperforming loans decreased $1.5 million during the second quarter of 2013 from the previous quarter ended March 31, 2013. Net charge-offs were $86,000 for the second quarter of 2013, none of which were specifically reserved for in prior periods.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - continued

Noninterest Income: Noninterest income increased $209,000, or 30.2%, to $901,000 for the three months ended June 30, 2013 compared to $692,000 for the same prior year period. Net gains on sales of securities increased $149,000 for the current quarter compared to the prior year period. During the second quarter of 2013, management elected to sell a portion of collateralized mortgage obligations and reinvested the proceeds into adjustable rate mortgage-backed securities to protect against a significant impact on earnings if interest rates increase in the future, and was able to record the additional securities gains. Also impacting the increase in noninterest income was a decrease in losses on other assets of $33,000 during the current quarter due to a decrease in the amount of write downs recorded on other real estate owned properties when compared to the prior year period. Loans servicing fee income increased $30,000 during the current quarter of 2013 compared to the prior year period, primarily attributable to a decrease in the mortgage servicing rights provision based on a quarterly third party evaluation.

Partially offsetting these increases in noninterest income was a decrease in the gain on mortgage banking activities of $31,000 during the current quarter compared to the prior year period. While mortgage activity remained strong, there was a decreases in refinance activity over the same time period.

Noninterest Expense: Noninterest expense increased $82,000, or 3.0%, to $2.9 million for the three months ended June 30, 2013 compared to $2.8 million for the prior year period. Salaries and wages increased $81,000, or 5.2%, primarily attributable to an increase in the officer bonus accrual compared to the prior year period. Collection and other real estate owned expense increased $14,000, or 37.8%, primarily due to continued legal expenses related to one large nonaccrual loan relationship.

Partially offsetting these increases in noninterest expense was a decrease in occupancy expense of $16,000, or 3.6%, attributable to a decrease in real estate taxes of $19,000. FDIC insurance expense decreased $11,000, or 13.4%, primarily due to the increase in bank capital raised in the second step conversion in October 2012 which reduced our assessment base.

Income Taxes: Income tax expense increased $53,000, or 17.6%, to $355,000 for the three months ended June 30, 2013 compared to $302,000 for the prior year period, primarily due to an increase in income before taxes of $160,000. The effective tax rate for the current quarter of 2013 was 23.5% compared to 22.5% for the same prior year quarter. The effective tax rate fluctuates based on the ratio of total income before tax attributable to tax exempt securities, income derived from the real estate investment trust subsidiary and life insurance income, in addition to the amount of loan charge-offs during the year.

Comparison of Operating Results for Six Month Periods Ended June 30, 2013 and June 30, 2012

Net Income: Net income increased $268,000, or 13.6%, to $2.2 million, or $0.38 per diluted share for the six months ended June 30, 2013 compared to $2.0 million, or $0.33 per diluted share for the six months ended June 30, 2012. The increase in net income was primarily due to an increase in noninterest income of $526,000 as well as a decrease in provision for loan losses of $425,000, partially offset by a decrease of $370,000 in net interest income.

Net Interest Income: Net interest income decreased $370,000, or 4.9%, to $7.1 million for the six months ended June 30, 2013 compared to $7.5 million for the prior year period. Net interest margin decreased to 3.26% for the six months ended June 30, 2013 compared to 3.53% over the same prior year period. The decrease in the net interest margin was primarily due to a decrease in interest and fee income on loans of $990,000 for the six months ended June 30, 2013 due to continued pressure on loan interest rates, as well as a decrease in average outstanding loan balances of $16.9 million over the same time period. This decrease was partially offset by a decrease in interest expense on deposits and borrowings of $646,000. The average cost of interest bearing liabilities decreased 29 basis points for the six months ended June 30, 2013 when compared to the prior year period. The Company continues to focus on profitability growing its commercial loan portfolio, which is challenging in this competitive rate environment. Management is also continuing its efforts to deploy the capital raised in the second step conversion and as a result, expects to see continued pressure on net interest income in the near future.

Interest and Dividend Income: Interest and dividend income decreased $1.0 million, or 10.3%, to $8.9 million for the six months ended June 30, 2013 compared to $9.9 million for the prior year period, primarily attributable to a decrease in interest and fee income on loans of $990,000. The yield on interest-earning assets decreased 60 basis points to 4.05% for the six months ended June 30, 2013 over the same prior year period due to the continued decline in overall interest rates and the impact on new and renewed loans, as well as securities.

Interest and fee income on one-to four-family residential loans decreased $326,000, or 26.5%, for the six months ended June 30, 2013 compared to the prior year period due to a decrease in average outstanding balances of $7.4 million, as well as a decrease in the average yield of 65 basis points. The Company continues to sell the majority of one-to four-family residential fixed rate loans originated, and as a result the outstanding balances continue to decrease due to normal amortization and refinance activity. Also during the the first quarter of 2013, a $42,000 adjustment to interest income was recorded on variable rate mortgages.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - continued

Interest and fee income on commercial real estate loans decreased $288,000, or 12.3%, for the six months ended June 30, 2013 compared to the prior year period, primarily due to a decrease in the average outstanding balance of $4.5 million, as well as a decrease in the average yield of 42 basis points. The decrease in outstanding loans at June 30, 2013 was primarily attributable to two purchased loans totaling $1.8 million that paid off prior to maturity, as well as five loans totaling $3.5 million which paid off as a result of the sale of the business or real estate securing the loan when comparing the two time periods. During the first quarter of 2013, a premium of $70,000 was written-off related to one of the purchased loans mentioned above which paid off prior to maturity.

Interest and fee income on mortgage warehouse loans decreased $89,000, or 3.2%, primarily due to the decrease in the average yield of 24 basis points. Although the interest rates charged on these loans are tied to prime, the spread has narrowed due to the competitive landscape for that line of business. Average outstanding balances of mortgage warehouse loans increased $1.1 million as compared to the prior year period.

Interest and fee income on commercial loans decreased $80,000, or 15.2%, for the six months ended June 30, 2013 compared to the prior year period, primarily due to a decrease in the average yield of 62 basis points. The decrease in the average yield was due to the decrease in overall interest rates over the last several years. New and renewed loans have been originated with lower interest rates when compared to loans currently in the portfolio. Average outstanding balances decreased $790,000 over the same time period.

Interest and fee income on automobile and other consumer loans decreased $77,000, or 33.6%, for the six months ended June 30, 2013 compared to the prior year period, primarily due to a decrease in average outstanding balances of $1.8 million, as well as a decrease in the average yield of 64 basis points. The decrease in the outstanding balance was primarily the continued runoff of the indirect automobile loan portfolio, as the Company elected to exit this line of business. The decrease in the average yield is due to the overall decrease in interest rates on new loans originated, in addition to the decrease in the indirect automobile portfolio which historically has provided a higher yield when compared to the other loans within this portfolio.

Interest income from taxable securities decreased $70,000, or 7.0%, for the six months ended June 30, 2013 compared to the prior year period, attributable to a decrease in the average yield of 39 basis points. The average outstanding balance increased $10.5 million over the same time period; however the cash flow derived from the portfolio was reinvested at significantly lower interest rates resulting in an overall decrease in interest income. Interest income from tax exempt securities remained consistent at $695,000 for the six months ended June 30, 2013 compared to the prior year period. An increase in average outstanding balances of $4.0 million was offset by a decrease in the average yield on these securities of 37 basis points as tax exempt securities purchased during this period were at significantly lower interest rates when compared to the other tax exempt securities in the portfolio.

Dividend income on FHLBI stock increased $12,000, or 21.8%, for the six months ended June 30, 2013 compared to the prior year period, attributable to an increase in the dividend yield of 63 basis points as a result of an increase in the annualized dividend declared by the FHLBI when comparing the two time periods.

Interest Expense: Interest expense decreased $646,000, or 27.3%, to $1.7 million for the six months ended June 30, 2013 compared to $2.4 million for the prior year period, primarily attributable to a decrease in the average cost of interest bearing liabilities of 29 basis points. Also contributing to the decrease in interest expense was a decrease in average outstanding balance of interest bearing liabilities of $24.3 million.

Interest expense on certificates of deposit and IRA time deposits decreased $395,000, or 30.4%, for the six months ended June 30, 2013 compared to the prior year period, primarily due to a decrease in average outstanding balances of $26.9 million, as well as a 26 basis point decrease in the average cost of those deposits. The Company has been able to shift a significant percentage of its deposit mix from fixed, higher cost certificates of deposits into lower cost money market, NOW and savings accounts, which has assisted in lowering the cost of funds. Interest expense on money market and NOW accounts decreased $37,000, or 15.4%, for the six months ended June 30, 2013 due to a decrease in the average cost of 12 basis points even though average outstanding balances increased $13.1 million.

Interest expense on FHLBI advances decreased $177,000, or 27.9%, to $458,000 for the six months ended June 30, 2013 compared to $635,000 for the prior year period, attributable to both a decrease in the average outstand balance of $14.8 million, as well as a decrease in the average cost of these borrowings of 7 basis points. As advances have matured, the Company paid off a portion with excess liquidity and renewed a portion at lower interest rates than the maturing advances.

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - continued

The following table sets forth the average balance sheet, average annualized yield and cost and certain other information for the six months ended June 30, 2013 and June 30, 2012. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	For the Six Months Ended June 30,
	2013			2012
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
Loans	$270,959	$7,118	5.25%	$287,898	$8,108	5.63%
Taxable securities	98,816	930	1.88%	88,299	1,000	2.27%
Tax exempt securities	41,440	695	3.35%	37,405	695	3.72%
Federal Home Loan Bank of Indianapolis stock	3,817	67	3.51%	3,817	55	2.88%
Federal funds sold and other interest-earning deposits	22,764	47	0.41%	7,376	15	0.41%

Total interest earning assets	437,796	8,857	4.05%	424,795	9,873	4.65%
Non-interest earning assets	40,172			40,073

Total assets	$477,968			$464,868

Savings deposits	$58,007	16	0.06%	$52,447	14	0.05%
Money market and NOW accounts	116,116	204	0.35%	103,050	241	0.47%
CDs and IRAs	114,470	906	1.58%	141,353	1,301	1.84%

Total interest-bearing deposits	288,593	1,126	0.78%	296,850	1,556	1.05%
FHLB advances	43,383	458	2.11%	58,160	635	2.18%
Subordinated debentures	5,155	139	5.39%	5,155	140	5.43%
FDIC guaranteed unsecured borrowing	—	—	0.00%	1,232	37	6.01%
Short-term borrowings	278	1	0.72%	315	2	1.27%

Total interest-bearing liabilities	337,409	1,724	1.02%	361,712	2,370	1.31%

Non-interest bearing deposits	50,516			40,540
Other liabilities	5,562			5,861

Total liabilities	393,487			408,113
Shareholders’ equity	84,481			56,755

Total liabilities & shareholders’ equity	$477,968			$464,868

Net interest income		$7,133			$7,503

Net interest rate spread			3.02%			3.34%
Net interest margin			3.26%			3.53%

PART I – FINANCIAL INFORMATION

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS - continued

Provision for Loan Losses: We recognize a provision for loan losses, which is charged to earnings, to increase the allowance for loan losses to a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a $106,000 provision for loan losses for the six months ended June 30, 2013 compared to $531,000 for the prior year period. The lower provision for loan losses during 2013 compared to the prior year was primarily related to a specific reserve allocation made during the second quarter of 2012 related to one significant loan relationship attributable to updated collateral values obtained at that time. In addition, nonperforming loans decreased $1.5 million when comparing March 31, 2013 to June 30, 2013. Net charge-offs were $177,000 for the six months ended June 30, 2013, of which $69,000 was specifically reserved for in prior periods.

Noninterest Income: Noninterest income increased $526,000, or 41.1%, to $1.8 million for the six months ended June 30, 2013 compared to $1.3 million for the prior year period. Net gains on sales of securities increased $293,000 for the six months ended June 30, 2013 when compared to the prior year period. During the second quarter of 2013, management elected to sell a portion of collateralized mortgage obligations and reinvested the proceeds into adjustable rate mortgage-backed securities to protect against a significant impact on earnings if interest rates increase in the future, and was able to record the additional securities gains. Also impacting the increase in noninterest income was a decrease in losses on other assets of $92,000 for the six months ended June 30, 2013 due to a decrease in the amount of write downs recorded on other real estate owned properties when compared to the prior year period. Gain on mortgage banking activities increased $87,000 for the six months ended June 30, 2013 when compared to the prior year period primarily due to higher refinance and purchase activity during the first quarter of 2013 compared to the first quarter of 2012. Loan servicing fee income increased $42,000 during the first half of 2013 compared to the prior year period, primarily attributable to a decrease in the mortgage servicing rights provision based on the quarterly third party evaluation.

Noninterest Expense: Noninterest expense increased $173,000, or 3.0%, to $5.9 million for the six months ended June 30, 2013 compared to $5.7 million for the prior year period. Salaries and employee benefits increased $90,000, or 2.8%, primarily attributable to an increase in the officer bonus accrual compared to the prior year period. Data processing expense increased $61,000, or 23.9%, primarily due to costs associated with changes to our general ledger accounting software to integrate both our real estate investment trust and investment subsidiaries. Also contributing to the increase in data processing expense were upgrades to our credit analyzing software, which were implemented late in 2012. Collection and other real estate owned expense increased $51,000, or 78.5%, primarily due to continued legal expenses related to one large nonaccrual loan relationship. Advertising expense increased $25,000, which was primarily attributable to the increase in fees associated with the printing and XBRL detail tagging of the Company’s public filings when compared to the prior year period.

Partially offsetting these increases in noninterest expense was a decrease in occupancy expense of $49,000, or 5.2%, primarily attributable to a decrease in real estate taxes of $47,000.

Income Taxes: Income tax expense increased $140,000, or 25.5%, to $689,000 for the six months ended June 30, 2013 compared to $549,000 for the prior year period, primarily due to an increase in income before taxes of $408,000. The effective tax rate for the six months ended June 30, 2013 was 23.5% compared to 21.8% for the prior year period. The effective tax rate fluctuates based on the ratio of total income before tax attributable to tax exempt securities, income derived from the real estate investment trust subsidiary and life insurance income, in addition to the amount of loan charge-offs during the year.

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

The Company’s liquid assets, defined as cash and due from financial institutions, interest earning time deposits in other financial institutions and the market value of unpledged securities available-for-sale, totaled $0 million at June 30, 2013 and constituted 0% of total assets at that date, compared to $97.4 million, or 19.8%, of total assets at December 31, 2012.

The Company also maintains lines of credit with the Federal Home Loan Bank. The total of these lines of credit were $0 million at June 30, 2013, of which $0 million in Federal Home Loan Bank advances were outstanding. The Company has additional securities and certain approved real estate loans available to pledge as collateral in order to increase our lines of credit with the Federal Home Loan Bank. At June 30, 2013, we had $0 million in unpledged securities available for sale. The Company actively utilizes its borrowing capacity with the Federal Home Loan Bank to manage liquidity and to provide a funding alternative to time deposits, if the Federal Home Loan Bank’s rates and terms are more favorable. The advances from the Federal Home Loan Bank can have maturities from overnight to multiple years. At June 30, 2013, $0 of these advances were due within one year, and $0 had maturities greater than a year.

The Company may also utilize the Federal Reserve discount window as a source of short-term funding. At June 30, 2013, the Company had no outstanding overnight borrowings with the Federal Reserve Bank discount window. The Company’s borrowing capacity at the Federal Reserve Bank discount window is based on the collateral value of pledged securities. During the second quarter of 2010, the Federal Reserve announced the discount window would return to its original intent of being a “lender of last resort”. The collateral value of securities pledged to the Federal Reserve discount window at June 30, 2013 totaled $0.

During the third quarter of 2012, the Company was extended an accommodation from First Tennessee Bank National Association to borrow federal funds up to the amount of $15.0 million. This federal funds accommodation is not and shall not be a confirmed line or loan, and First Tennessee Bank National Association may cancel such accommodation at any time, in whole or in part, without cause or notice, in its sole discretion. At June 30, 2013, the Company had no outstanding borrowings from First Tennessee Bank National Association.

Also during 2012, the Company signed a Federal Funds Line Agreement with Zions First National Bank to borrow federal funds up to the amount of $9.0 million. The credit limit amount is at the discretion of Zions First National Bank and may be modified at any time. At June 30, 2013, the Company’s borrowings from Zions First National Bank totaled $0.

Federal regulations establish guidelines for calculating “risk-adjusted” capital ratios and minimum ratio requirements. Under these regulations, banks are required to maintain a total risk-based capital ratio of 8.0% of risk-weighted assets and a Tier 1 risk-based capital ratio (primarily total shareholders’ equity less intangible assets) of at least 4.0% of risk-weighted assets. The Bank had total and Tier 1 risk-based capital ratios of 0% and 0%, respectively, at June 30, 2013, and was “well-capitalized” under the regulatory guidelines.

In addition, regulators have adopted a minimum leverage ratio standard for Tier 1 capital to average assets. The minimum ratio for top-rated institutions may be as low as 3%. However, regulatory agencies have stated that most institutions should maintain ratios at least 1 to 2 percentage points above the 3% minimum. As of June 30, 2013, the Bank’s leverage ratio was 0%. Capital levels for the Bank remain above the established regulatory capital requirements.

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

At June 30, 2013, given a +3.00% or -1.00% shock in interest rates, our model results in the Bank’s net interest income for the next twelve months changing by $1,017,000, or 6.81%, and $(450,000), or (3.01)%, respectively. The Bank’s Interest Rate Risk Management (“IRRM”) Policy sets limits for changes in net interest income given a +3.00% or -1.00% shock in interest rates of (15.00)% and (5.00)%, respectively.

The Company measures its economic value of equity at risk on a quarterly basis. Economic value of equity at risk measures the Company’s exposure to changes in its economic value of equity due to changes in a forecast interest rate environment. At June 30, 2013, given a +3.00% or -1.00% shock in interest rates, our model results in the Bank’s economic value of equity at risk for the next twelve months changing by (6.95)%, and (2.04)%, respectively. The Bank’s IRRM Policy sets limits for changes in the Bank’s economic value of equity at risk given a +3.00% or -1.00% shock in interest rates of (25.00)% and (15.00)%, respectively.

At June 30, 2013, the Bank was in compliance with its IRRM Policy limits regarding shocks in interest rates for changes in its net interest income and its economic value of equity.

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

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As of June 30, 2013, there are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A. RISK FACTORS

As of June 30, 2013, there were no material changes to the “Risk Factors” disclosed in the Company’s Annual Report for the year ended December 31, 2012 on Form 10-K filed on March 27, 2013. However, the risks described in our 2012 Annual Report on Form 10-K are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities: Not applicable

(b)	Use of Proceeds: Not applicable

(c)	Repurchase of Our Equity Securities: Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description

31.01	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.02	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.01	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2012, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2012, and (vi) the notes to the Consolidated Financial Statements.*

*	This information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of Section 18 of the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaPorte Bancorp, Inc.

August 13, 2013	/s/ Lee A. Brady
Date	Lee A. Brady,
Chief Executive Officer

August 13, 2013	/s/ Michele M. Thompson
Date	Michele M. Thompson,
President and Chief Financial Officer