Form 10-Q/A
period 2013-06-30
LaPorte Bancorp, Inc.
filed 2013-09-17
CIK 1549276

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-Q/A for the sole purpose of including certain amounts and ratios, including the Bank’s total and Tier 1 risk-based capital ratios and its leverage capital ratio, in our Liquidity and Capital Resources disclosures in Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I “Financial Information” which due to an administrative error was not included in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 as originally filed with the Securities and Exchange Commission on August 13, 2013 (“Original Form 10-Q”). No other changes have been made to the Original Form 10-Q, and this Form 10-Q/A does not reflect any subsequent events occurring after the filing date of the Original Form 10-Q.

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

The Company’s liquid assets, defined as cash and due from financial institutions, interest earning time deposits in other financial institutions and the market value of unpledged securities available-for-sale, totaled $128.2 million at June 30, 2013 and constituted 26.4% of total assets at that date, compared to $97.4 million, or 19.8%, of total assets at December 31, 2012.

The Company also maintains lines of credit with the Federal Home Loan Bank. The total of these lines of credit were $76.5 million at June 30, 2013, of which $50.0 million in Federal Home Loan Bank advances were outstanding. The Company has additional securities and certain approved real estate loans available to pledge as collateral in order to increase our lines of credit with the Federal Home Loan Bank. At June 30, 2013, we had $108.8 million in unpledged securities available for sale. The Company actively utilizes its borrowing capacity with the Federal Home Loan Bank to manage liquidity and to provide a funding alternative to time deposits, if the Federal Home Loan Bank’s rates and terms are more favorable. The advances from the Federal Home Loan Bank can have maturities from overnight to multiple years. At June 30, 2013, $23,000 of these advances were due within one year, and $50.0 million had maturities greater than a year.

The Company may also utilize the Federal Reserve discount window as a source of short-term funding. At June 30, 2013, the Company had no outstanding overnight borrowings with the Federal Reserve Bank discount window. The Company’s borrowing capacity at the Federal Reserve Bank discount window is based on the collateral value of pledged securities. During the second quarter of 2010, the Federal Reserve announced the discount window would return to its original intent of being a “lender of last resort”. The collateral value of securities pledged to the Federal Reserve discount window at June 30, 2013 totaled $5.7 million.

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

Also during 2012, the Company signed a Federal Funds Line Agreement with Zions First National Bank to borrow federal funds up to the amount of $9.0 million. The credit limit amount is at the discretion of Zions First National Bank and may be modified at any time. At June 30, 2013, the Company had no outstanding borrowings from Zions First National Bank.

Federal regulations establish guidelines for calculating “risk-adjusted” capital ratios and minimum ratio requirements. Under these regulations, banks are required to maintain a total risk-based capital ratio of 8.0% of risk-weighted assets and a Tier 1 risk-based capital ratio (primarily total shareholders’ equity less intangible assets) of at least 4.0% of risk-weighted assets. The Bank had total and Tier 1 risk-based capital ratios of 21.3% and 20.1%, respectively, at June 30, 2013, and was “well-capitalized” under the regulatory guidelines.

In addition, regulators have adopted a minimum leverage ratio standard for Tier 1 capital to average assets. The minimum ratio for top-rated institutions may be as low as 3%. However, regulatory agencies have stated that most institutions should maintain ratios at least 1 to 2 percentage points above the 3% minimum. As of June 30, 2013, the Bank’s leverage ratio was 14.0%. Capital levels for the Bank remain above the established regulatory capital requirements.

54

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaPorte Bancorp, Inc.

September 17, 2013	/s/ Lee A. Brady
Date	Lee A. Brady,
Chief Executive Officer

September 17, 2013	/s/ Michele M. Thompson
Date	Michele M. Thompson,
President and Chief Financial Officer

58