Form 10-Q
period 2013-09-30
LaPorte Bancorp, Inc.
filed 2013-11-14
CIK 1549276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO ☒
Number of shares of common stock outstanding at November 13, 2013: 6,049,822

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

LAPORTE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(dollars in thousands, except per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Cash and due from financial institutions	$7,344	$6,857
Interest-earning time deposits in other financial institutions	7,631	7,141
Securities available for sale	167,709	125,620
Federal Home Loan Bank (FHLB) stock, at cost (restricted)	3,817	3,817
Loans held for sale, at fair value	408	1,155
Loans, net of allowance for loan losses of $4,227 at September 30, 2013, $4,308 at December 31, 2012	273,609	313,692
Mortgage servicing rights	373	344
Other real estate owned	1,617	902
Premises and equipment, net	9,513	9,575
Goodwill	8,431	8,431
Other intangible assets	295	363
Bank owned life insurance	13,570	11,263
Accrued interest receivable and other assets	5,322	3,595
Total assets	$499,639	$492,755

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Non-interest bearing	$51,187	$50,892
Interest bearing	284,260	298,078
Total deposits	335,447	348,970
Federal Home Loan Bank advances	69,990	49,009
Subordinated debentures	5,155	5,155
Short-term borrowings	400	—
Accrued interest payable and other liabilities	5,246	5,566
Total liabilities	416,238	408,700
Shareholders’ equity
Preferred stock, no par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 6,216,194 shares issued and outstanding at September 30, 2013 and 6,205,250 shares issued and outstanding at December 31, 2012	62	62
Additional paid-in capital	47,574	47,302
Retained earnings	40,105	37,745
Accumulated other comprehensive income (loss), net of tax (benefit) of $(545) at September 30, 2013 and $1,218 at December 31, 2012	(1,057)	2,364
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,283)	(3,418)
Total shareholders’ equity	83,401	84,055
Total liabilities and shareholders’ equity	$499,639	$492,755
See accompanying notes to consolidated financial statements (unaudited).

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest and dividend income
Loans, including fees	$3,374	$4,227	$10,492	$12,335
Taxable securities	489	491	1,419	1,491
Tax exempt securities	364	339	1,059	1,034
FHLB stock	33	28	100	83
Other interest income	22	11	69	26
Total interest and dividend income	4,282	5,096	13,139	14,969
Interest expense
Deposits	532	681	1,658	2,237
Federal Home Loan Bank advances	251	318	709	953
Subordinated debentures	71	71	210	211
FDIC guaranteed unsecured borrowings	—	—	—	37
Federal funds purchased and other short-term borrowings	1	—	2	2
Total interest expense	855	1,070	2,579	3,440
Net interest income	3,427	4,026	10,560	11,529
Provision for loan losses	100	353	206	884
Net interest income after provision for loan losses	3,327	3,673	10,354	10,645
Noninterest income
Service charges on deposit accounts	116	119	324	338
ATM and debit card fees	114	105	325	307
Earnings on bank owned life insurance, net	111	98	307	289
Net gains on mortgage banking activities	111	436	654	892
Loan servicing fees, net	28	(30)	72	(28)
Net gains on securities	55	172	545	369
Losses on other assets	(16)	(77)	(130)	(283)
Other income	116	274	345	494
Total noninterest income	635	1,097	2,442	2,378
Noninterest expense
Salaries and employee benefits	1,688	1,589	5,007	4,818
Occupancy and equipment	437	448	1,326	1,386
Data processing	147	137	463	392
Advertising	64	41	209	161
Bank examination fees	108	124	309	323
Amortization of intangible assets	21	27	68	86
FDIC insurance	74	91	228	257
Collection and other real estate owned	40	48	156	113
Other expenses	316	298	1,037	1,002
Total noninterest expense	2,895	2,803	8,803	8,538
Income before income taxes	1,067	1,967	3,993	4,485
Income tax expense	199	596	888	1,145
Net income	$868	$1,371	$3,105	$3,340

Earnings per share (Note 3):
Basic	$0.15	$0.23	$0.54	$0.56
Diluted	0.15	0.23	0.53	0.56
See accompanying notes to consolidated financial statements (unaudited).

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
(dollars in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$868	$1,371	$3,105	$3,340
Other comprehensive income (loss):
Unrealized gains/losses on securities:
Unrealized holding gains (losses) arising during the period	(456)	678	(5,252)	1,182
Reclassification adjustment for net gains included in net income	(55)	(172)	(545)	(369)
Net unrealized gains (losses)	(511)	506	(5,797)	813
Tax effect	173	(171)	1,971	(276)
Net of tax	(338)	335	(3,826)	537
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	134	12	615	67
Net unrealized gains (losses)	134	12	615	67
Tax effect	(46)	(4)	(210)	(23)
Net of tax	88	8	405	44
Total other comprehensive income (loss)	(250)	343	(3,421)	581
Comprehensive income (loss)	$618	$1,714	$(316)	$3,921
See accompanying notes to consolidated financial statements (unaudited).

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
Nine months ended September 30, 2013 and 2012
(dollars in thousands, except per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Net of Tax	Treasury Stock	Unearned ESOP Shares	Total
Balance at January 1, 2012	$49	$21,991	$34,267	$2,031	$(1,278)	$(1,357)	$55,703
Net income	—	—	3,340	—	—	—	3,340
Other comprehensive income	—	—	—	581	—	—	581
Cash dividends on common stock ($0.09 per share)	—	—	(558)	—	—	—	(558)
ESOP shares earned, 5,964 shares	—	(6)	—	—	—	68	62
Stock award and option expense	—	183	—	—	—	—	183
Balance at September 30, 2012	$49	$22,168	$37,049	$2,612	$(1,278)	$(1,289)	$59,311

Balance at January 1, 2013	$62	$47,302	$37,745	$2,364	$—	$(3,418)	$84,055
Net income	—	—	3,105	—	—	—	3,105
Other comprehensive loss	—	—	—	(3,421)	—	—	(3,421)
Cash dividends on common stock ($0.12 per share)	—	—	(745)	—	—	—	(745)
ESOP shares earned, 11,242 shares	—	34	—	—	—	135	169
Exercise of stock options, 8,944 shares	—	57	—	—	—	—	57
Stock award and option expense	—	181	—	—	—	—	181
Balance at September 30, 2013	$62	$47,574	$40,105	$(1,057)	$—	$(3,283)	$83,401
See accompanying notes to consolidated financial statements (unaudited).

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(dollars in thousands, except per share data)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$3,105	$3,340
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	426	442
Provision for loan losses	206	884
Net gains on securities	(545)	(369)
Net gains on sales of loans	(568)	(793)
Originations of loans held for sale	(23,957)	(34,843)
Proceeds from sales of loans held for sale	25,272	36,768
Recognition of mortgage servicing rights	(86)	(99)
Amortization of mortgage servicing rights	104	99
Net change in loan servicing rights valuation allowance	(47)	40
Net losses on sales of other real estate owned	10	8
Write downs of other real estate owned	119	288
Earnings on bank owned life insurance, net	(307)	(289)
Amortization of intangible assets	68	86
ESOP compensation expense	169	62
Stock compensation expense	181	183
Stock options exercised	57	—
Amortization of issuance costs of unsecured borrowings	—	19
Change in assets and liabilities:
Accrued interest receivable and other assets	33	(826)
Accrued interest payable and other liabilities	295	(91)
Net cash provided by operating activities	4,535	4,909
Cash flows from investing activities
Net change in loans	37,732	(17,832)
Proceeds from sales of other real estate owned	1,301	335
Proceeds from maturities, calls, and principal repayments of securities available for sale	13,763	16,688
Proceeds from sales of securities available for sale	17,824	20,633
Purchase of bank owned life insurance	(2,000)	—
Purchase of interest-earning time deposits at other financial institutions	(490)	(3,430)
Purchases of securities available for sale	(78,927)	(25,847)
Premises and equipment expenditures, net	(364)	(139)
Net cash utilized in investing activities	(11,161)	(9,592)
Cash flows from financing activities
Net change in deposits	(13,523)	29,834
Proceeds from FHLB long-term advances	15,000	27,500
Repayment of FHLB long-term advances	(5,021)	(46,025)
Net change in FHLB short-term advances	11,002	(1,785)
Net change in short-term borrowings	400	—
Dividends paid on common stock	(745)	(558)
Repayment of FDIC guaranteed unsecured borrowings	—	(5,000)
Net cash provided by financing activities	7,113	3,966
Net change in cash and cash equivalents	487	(717)
Cash and cash equivalents at beginning of period	6,857	8,146
Cash and cash equivalents at end of period	$7,344	$7,429

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) - continued
(dollars in thousands, except per share data)

	Nine Months Ended September 30,
	2013	2012
Supplemental cash flow information:
Cash paid during the period for:
Interest	$2,583	$3,620
Income taxes	910	1,201
Supplemental noncash disclosures:
Transfers from loans receivable to other real estate owned	$2,145	$463
See accompanying notes to consolidated financial statements (unaudited).

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION

The unaudited consolidated financial statements included herein include the accounts of LaPorte Bancorp, Inc., a Maryland corporation (“New LaPorte”), successor to LaPorte Bancorp, Inc., a Federal corporation (“LaPorte-Federal”), its wholly owned subsidiary, The LaPorte Savings Bank (the “Bank”), the Bank’s wholly owned subsidiary, LSB Investments, Inc., (“LSB Inc.”) and LSB Inc.’s wholly owned subsidiary, LSB Real Estate, Inc., (“LSB REIT”), together referred to as the "Company”. LaPorte-Federal was formed in October 2007. New LaPorte was formed in June 2012. LSB Inc. was formed on October 1, 2011 to manage a portion of the Bank’s investment portfolio. LSB REIT was formed on January 1, 2013. LaPorte-Federal was a majority owned 54.1% subsidiary of LaPorte Savings Bank, MHC through September 30, 2012. These financial statements do not include the transactions and balances of LaPorte Savings Bank, MHC. Intercompany transactions and balances are eliminated in consolidation.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements included in the Form 10-K Annual Report of the Company for the fiscal year ended December 31, 2012.
The results for the three and nine month period ended September 30, 2013 may not indicate the results to be expected for the full year ending December 31, 2013.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-1 “Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures About Offsetting Assets and Liabilities.” This ASU clarifies that ordinary trade receivables and receivables are not in the scope of ASU 2011-11. ASU 2011-11 applies only to derivatives, repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria in the Accounting Standards Codification or subject to a master netting arrangement or similar agreement. ASU 2013-1 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The Company has adopted this standard. The effect of applying this standard is reflected in Note 10.

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands, except per share data)

In February 2013, the FASB issued ASU No. 2013-2 “Comprehensive Income (Topic 220) – Reporting Amounts Reclassified Out of Accumulated Other Comprehensive Income.” This ASU states that accumulated other comprehensive income is to be presented either on the face of the statement where net income of significant amounts reclassified out of accumulated other comprehensive income – but only if the item is required to be reclassified to net income in its entirety in the same reporting period. The Company has adopted this standard. The effect of applying this standard is reflected in Note 9.

NOTE 3 – EARNINGS PER SHARE

Basic earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period. Employee Stock Ownership Plan (“ESOP”) shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share is determined by dividing net earnings available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted for the dilutive effect of common share equivalents. Stock options of 215,221 and 280,311 shares for the three months ended September 30, 2013 and 2012, respectively, were not considered in computing diluted earnings per share because they were antidilutive. Stock options of 224,989 and 281,829 shares for the nine months ended September 30, 2013 and 2012, respectively, were not considered in computing diluted earnings per share because they were antidilutive. The factors used in the earnings per common share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic:
Net income	$868	$1,371	$3,105	$3,340
Weighted average common shares outstanding	6,208,293	6,147,689	6,206,275	6,147,689
Less: Average unallocated ESOP shares	(413,179)	(171,502)	(418,800)	(171,502)
Average shares	5,795,114	5,976,187	5,787,475	5,976,187
Basic earnings per common share	$0.15	$0.23	$0.54	$0.56

Diluted:
Net income	$868	$1,371	$3,105	$3,340
Weighted average common shares outstanding for basic earnings per common share	5,795,114	5,976,187	5,787,475	5,976,187
Add: Diluted effects of assumed exercises of stock options	71,626	1,518	61,858	—
Average shares and dilutive potential common shares	5,866,740	5,977,705	5,849,333	5,976,187
Diluted earnings per common share	$0.15	$0.23	$0.53	$0.56

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands, except per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

September 30, 2013:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency obligations	$10,414	$228	$(112)	$10,530
State and municipal	50,033	1,734	(533)	51,234
Mortgage-backed securities – residential	25,852	179	(331)	25,700
Government agency sponsored collateralized mortgage obligations	77,231	529	(1,917)	75,843
Corporate debt securities	4,410	24	(32)	4,402
Total	$167,940	$2,694	$(2,925)	$167,709

December 31, 2012:

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. federal agency obligations	$8,045	$360	$—	$8,405
State and municipal	42,161	3,479	(26)	45,614
Mortgage-backed securities – residential	11,819	572	(6)	12,385
Government agency sponsored collateralized mortgage obligations	54,070	1,198	(112)	55,156
Corporate debt securities	3,959	110	(9)	4,060
Total	$120,054	$5,719	$(153)	$125,620

At September 30, 2013 and December 31, 2012, all of our mortgage-backed securities were issued by U.S. government-sponsored enterprises and all of our collateralized mortgage obligations were issued by either U.S. government-sponsored enterprises or the U.S. Small Business Administration.

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands, except per share data)

Securities with unrealized losses at September 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

September 30, 2013:

	Continuing Unrealized Loss For
	Less Than 12 Months		12 Months or More		Total
Description of Securities:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. federal agency obligations	$2,888	$(112)	$—	$—	$2,888	$(112)
State and municipal	13,485	(513)	321	(20)	13,806	(533)
Mortgage-backed securities – residential	18,940	(331)	—	—	18,940	(331)
Government agency sponsored collateralized mortgage obligations	45,516	(1,917)	—	—	45,516	(1,917)
Corporate debt securities	2,257	(32)	—	—	2,257	(32)
Total temporarily impaired	$83,086	$(2,905)	$321	$(20)	$83,407	$(2,925)

December 31, 2012:

	Continuing Unrealized Loss For
	Less Than 12 Months		12 Months or More		Total
Description of Securities:	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
State and municipal	$1,611	$(26)	$—	$—	$1,611	$(26)
Mortgage-backed securities – residential	1,012	(6)	—	—	1,012	(6)
Government agency sponsored collateralized mortgage obligations	12,392	(112)	—	—	12,392	(112)
Corporate debt securities	1,489	(9)	—	—	1,489	(9)
Total temporarily impaired	$16,504	$(153)	$—	$—	$16,504	$(153)

At September 30, 2013, the Company held 102 investments in debt securities which were in an unrealized loss position for less than twelve months and one investment in debt securities which was in an unrealized loss position for more than twelve months. At December 31, 2012, the Company held 18 investments in debt securities which were in an unrealized loss position of which all were in an unrealized loss position for less than twelve months. Management periodically evaluates each investment security for potential other-than-temporary impairment, relying primarily on industry analyst reports and observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted declines in fair value are considered temporary and due only to normal market interest rate fluctuations. The Company does not intend to sell the securities and is not more likely than not to be required to sell these debt securities before their anticipated recovery.

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands, except per share data)

Sales of securities available for sale for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Proceeds	$1,055	$2,980	$17,824	$20,633
Gross gains	55	172	545	396
Gross losses	—	—	—	(31)

Proceeds from calls of securities available for sale during the three months ended September 30, 2013 and 2012 were $0 and $245, with gross gains of $0 and $0 and gross losses of $0 and $0, respectively.

Proceeds from calls of securities available for sale during the nine months ended September 30, 2013 and 2012 were $0 and $4,645, with gross gains of $0 and $4 and gross losses of $0 and $0, respectively.

The amortized cost and fair value of debt securities at September 30, 2013 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations (“CMO”), are shown separately.

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due from more than one to five years	23,863	24,222
Due from more than five to ten years	27,327	27,669
Due after ten years	13,667	14,275
Subtotal	64,857	66,166
Mortgage-backed securities and CMOs	103,083	101,543
Total	$167,940	$167,709

Securities pledged at September 30, 2013 and December 31, 2012 had a carrying amount of approximately $42,031 and $42,151, respectively, and were pledged to secure public deposits, FHLB advances, short-term borrowings through the Federal Reserve Discount Window, treasury tax and loan payments and cash flow hedges.

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands, except per share data)

NOTE 5 – LOANS

Loans at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Commercial	$120,972	$124,563
Mortgage	32,664	36,996
Mortgage warehouse	105,261	137,467
Residential construction	2,320	1,475
Indirect auto	642	1,154
Home equity	11,496	12,267
Consumer and other	4,207	3,864
Subtotal	277,562	317,786
Less: Net deferred loan (fees) costs	274	214
Allowance for loan losses	(4,227)	(4,308)
Loans, net	$273,609	$313,692

As of September 30, 2013, the Bank’s mortgage warehouse division had repurchase agreements with 16 mortgage companies. For the nine months ended September 30, 2013, the mortgage companies originated $1,737,881 in mortgage loans and sold $1,766,341 in mortgage loans. The Bank recorded interest income of $1,063 and mortgage warehouse loan fees of $153 which are included in loan interest income and wire transfer fees of $55 which are included in noninterest income during the three months ended September 30, 2013 attributable to the mortgage warehouse lines. For the nine months ended September 30, 2013, the Bank recorded interest income of $3,350 and mortgage warehouse loan fees of $522 which are included in loan interest income and wire transfer fees of $187 which are included in noninterest income attributable to mortgage warehouse lines.

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
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands, except per share data)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2013 and 2012:

	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Indirect Auto	Home Equity	Consumer and Other	Unallocated	Total
For the three months ended September 30, 2013
Allowance for loan losses:
Beginning balance	$3,161	$400	$470	$2	$5	$119	$80	$—	$4,237
Charge-offs	—	(106)	—	—	(2)	—	(7)	—	(115)
Recoveries	—	—	—	—	1	—	4	—	5
Provision	34	96	(29)	(1)	1	(5)	4	—	100
Ending balance	$3,195	$390	$441	$1	$5	$114	$81	$—	$4,227

For the three months ended September 30, 2012
Allowance for loan losses:
Beginning balance	$3,137	$418	$528	$8	$14	$141	$22	$—	$4,268
Charge-offs	(209)	(53)	—	—	—	(14)	(49)	—	(325)
Recoveries	5	—	—	—	1	—	3	—	9
Provisions	121	153	56	(2)	(10)	(43)	78	—	353
Ending balance	$3,054	$518	$584	$6	$5	$84	$54	$—	$4,305

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2013 and 2012:

	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Indirect Auto	Home Equity	Consumer and Other	Unallocated	Total
For the nine months ended September 30, 2013
Allowance for loan losses:
Beginning balance	$3,131	$401	$601	$2	$7	$130	$36	$—	$4,308
Charge-offs	(103)	(174)	—	—	(6)	(22)	(13)	—	(318)
Recoveries	—	19	—	—	1	—	11	—	31
Provision	167	144	(160)	(1)	3	6	47	—	206
Ending balance	$3,195	$390	$441	$1	$5	$114	$81	$—	$4,227

For the nine months ended September 30, 2012
Allowance for loan losses:
Beginning balance	$2,774	$374	$393	$3	$19	$119	$90	$—	$3,772
Charge-offs	(237)	(85)	—	—	(3)	(29)	(59)	—	(413)
Recoveries	43	2	—	—	4	—	13	—	62
Provisions	474	227	191	3	(15)	(6)	10	—	884
Ending balance	$3,054	$518	$584	$6	$5	$84	$54	$—	$4,305

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands, except per share data)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2013:

	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Indirect Auto	Home Equity	Consumer and Other	Unallocated	Total
September 30, 2013
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$1,595	$113	$—	$—	$—	$—	$—	$—	$1,708
Collectively evaluated for impairment	1,600	277	441	1	5	114	81	—	2,519
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—	—
Total ending allowance	$3,195	$390	$441	$1	$5	$114	$81	$—	$4,227

Loans:
Loans individually evaluated for impairment	$6,776	$1,745	$—	$—	$—	$37	$—	$—	$8,558
Loans collectively evaluated for impairment	113,722	30,797	105,261	2,318	642	11,515	4,216	—	268,471
Loans acquired with deteriorated credit quality	680	127	—	—	—	—	—	—	807
Total ending loan balance	$121,178	$32,669	$105,261	$2,318	$642	$11,552	$4,216	$—	$277,836

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
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands, except per share data)

The following table presents information related to impaired loans by class of loans as of September 30, 2013 and
December 31, 2012:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
September 30, 2013
With no related allowance recorded:
Commercial:
Real estate	$2,552	$2,552	$—
Land	135	135	—
Mortgage	748	749	—
Home equity	36	37	—
Subtotal	3,471	3,473	—
With an allowance recorded:
Commercial:
Real estate	820	821	428
Land	3,268	3,268	1,167
Mortgage	995	996	113
Home equity	—	—	—
Subtotal	5,083	5,085	1,708
Total	$8,554	$8,558	$1,708

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
December 31, 2012
With no related allowance recorded:
Commercial:
Real estate	$2,150	$2,152	$—
Land	214	214	—
Mortgage	1,296	1,296	—
Home equity	31	31	—
Subtotal	3,691	3,693	—
With an allowance recorded:
Commercial:
Real estate	1,461	1,199	365
Land	2,772	2,772	772
Mortgage	829	829	132
Home equity	22	22	22
Subtotal	5,084	4,822	1,291
Total	$8,775	$8,515	$1,291

The recorded investment in loans does not include accrued interest.

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands, except per share data)

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2013 and 2012:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Real estate	$137	$2	$908	$6
Land	135	—	184	—
Mortgage	694	—	1,049	—
Home equity	37	—	32	—
Subtotal	1,003	2	2,173	6
With an allowance recorded:
Commercial:
Real estate	1,382	—	1,200	—
Land	2,688	—	2,723	—
Mortgage	1,077	—	900	—
Home equity	—	—	9	—
Subtotal	5,147	—	4,832	—
Total	$6,150	$2	$7,005	$6

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial:
Commercial and other	$—	$—	$8	$—
Real estate	1,350	6	1,273	10
Land	1,455	—	1,813	3
Mortgage	552	2	854	10
Home equity	25	—	16	—
Subtotal	3,382	8	3,964	23
With an allowance recorded:
Commercial:
Real estate	2,371	—	1,451	—
Land	1,592	—	1,252	—
Mortgage	1,043	—	825	—
Home equity	8	—	12	—
Subtotal	5,014	—	3,540	—
Total	$8,396	$8	$7,504	$23

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands, except per share data)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of September 30, 2013 and December 31, 2012:

	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Commercial:
Commercial and other	$27	$29	$—	$—
Real estate	875	3,292	—	—
Land	3,403	2,985	—	—
Mortgage	1,687	1,958	—	—
Indirect auto	3	5	—	—
Home equity	36	53	—	—
Consumer and other	34	39	—	—
Total	$6,065	$8,361	$—	$—

The recorded investment in loans does not include accrued interest.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2013 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2013
Commercial:
Commercial and other	$—	$—	$—	$—	$17,107	$17,107
Real estate	—	329	873	1,202	76,517	77,719
Five or more family	—	—	—	—	15,623	15,623
Construction	—	—	—	—	1,928	1,928
Land	772	—	2,208	2,980	5,821	8,801
Mortgage	7	—	1,139	1,146	31,523	32,669
Mortgage warehouse	—	—	—	—	105,261	105,261
Residential construction:
Construction	—	—	—	—	2,026	2,026
Land	—	—	—	—	292	292
Indirect	10	—	3	13	629	642
Home equity	—	—	11	11	11,541	11,552
Consumer and other	7	—	—	7	4,209	4,216
Total	$796	$329	$4,234	$5,359	$272,477	$277,836

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

Troubled Debt Restructurings

A loan modification is considered a troubled debt restructuring when a borrower is experiencing financial difficulty and the Company grants a concession it would not otherwise consider but for the borrower’s financial difficulties. At September 30, 2013 and December 31, 2012, the outstanding balance of loans that were modified as troubled debt restructurings totaled $1,302 and $842, respectively. At September 30, 2013, all of these loans were considered nonperforming troubled debt restructurings except for one commercial real estate loan totaling $974 and one mortgage loan totaling $58. At December 31, 2012, all of these loans were considered nonperforming troubled debt restructurings. The Company did not have any specific reserves allocated to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2013 or December 31, 2012. Troubled debt restructurings previously disclosed resulted in no charge offs during the three and nine months ended September 30, 2013 and $25,000 during the three and nine months ended September 30, 2012. The Company has not committed to lend additional amounts as of September 30, 2013 and December 31, 2012 to customers with outstanding loans that are classified as troubled debt restructurings.

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands, except per share data)

The following tables present loans by class modified as troubled debt restructurings that occurred during the three and nine months ended September 30, 2013 and 2012.

	For the Three and Nine Months Ended September 30, 2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Commercial:
Real Estate	1	$974	$974
Mortgage	2	43	89
Total	3	$1,017	$1,063

	For the Three and Nine Months Ended September 30, 2012
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:
Consumer and other	1	$130	$40
Total	1	$130	$40

The recorded investment in loans does not include accrued interest.

One commercial real estate loan defaulted within twelve months following the modification for the three and nine months ended September 30, 2013. There were no troubled debt restructurings that defaulted within twelve months following the modification for the three and nine months ended September 30, 2012.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. The Bank monitors credit quality on loans not rated through the loan’s individual payment performance. As of September 30, 2013, the most recent analysis performed, the risk category of loans by class of loans was as follows:

	Not Rated	Pass	Special Mention	Substandard	Doubtful
September 30, 2013
Commercial:
Commercial and other	$4	$16,810	$293	$—	$—
Real estate	—	67,448	5,372	4,899	—
Five or more family	190	11,874	3,559	—	—
Construction	—	1,928	—	—	—
Land	—	5,290	108	3,403	—
Mortgage	26,812	3,483	426	1,948	—
Mortgage warehouse	105,261	—	—	—	—
Residential construction:
Construction	2,026	—	—	—	—
Land	292	—	—	—	—
Indirect auto	642	—	—	—	—
Home equity	11,110	321	81	40	—
Consumer and other	3,293	688	235	—	—
Total	$149,630	$107,842	$10,074	$10,290	$—

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

Purchased Loans

The Company purchased loans during 2007, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of those loans was as follows:

	September 30, 2013	December 31, 2012
Commercial:
Commercial and other	$27	$29
Real estate	682	714
Mortgage	128	139
Outstanding balance	$837	$882
Carrying amount, net of allowance of $0	$807	$851

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands, except per share data)

Accretable yield, or income expected to be collected, is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Beginning balance	$100	$155	$128	$193
Reclassification from non-accretable yield	1	1	2	4
Accretion of income	(14)	(15)	(43)	(53)
Disposals	—	—	—	(3)
Ending balance	$87	$141	$87	$141

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

The table below presents the valuation methodology and unobservable inputs for impaired loans and other real estate owned at September 30, 2013.

	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average of Inputs
Impaired loans:
Commercial:
Real estate	Collateral based measurements	Discounts for changes in market conditions	20-35%	29%
Land	Collateral based measurements	Discounts for changes in market conditions	10-55%	31%
Mortgage	Collateral based measurements	Discounts for changes in market conditions	0-25%	12%

Other real estate owned, net:
Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	40%	40%
Land	Appraisals	Discounts for changes in market conditions	16%-17%	16%
Mortgage	Appraisals	Discounts for changes in market conditions	26%-45%	34%

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands, except per share data)

The table below presents the valuation methodology and unobservable inputs for impaired loans and other real estate owned at December 31, 2012.

	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average of Inputs
Impaired loans:
Commercial:
Real estate	Collateral based measurements	Discounts for changes in market conditions	10-30%	20%
Land	Collateral based measurements	Discounts for changes in market conditions	0-40%	17%
Mortgage	Collateral based measurements	Discounts for changes in market conditions	0-20%	11%

Other real estate owned, net:
Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	40%	40%
Land	Appraisals	Discounts for changes in market conditions	6%-17%	11%
Mortgage	Appraisals	Discounts for changes in market conditions	7%-29%	18%

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

Fair value at September 30, 2013 was determined using a discount rate of 10.0%, prepayment speeds ranging from 7.5% to 21.9%, depending on the stratification of the specific right, and a weighted average default rate of approximately 0.5%. Fair value at December 31, 2012 was determined using a discount rate of 10.0%, prepayment speeds ranging from 14.9% to 30.3%, depending on the stratification of the specific right, and a weighted average default rate of approximately 0.5%.

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands, except per share data)

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized in the following tables:

		Fair Value Measurements at September 30, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial Assets:
Investment securities available for sale:
U.S. federal agency obligations	$10,530	$—	$10,530	$—
State and municipal	51,234	—	51,234	—
Mortgage-backed securities-residential	25,700	—	25,700	—
Government agency sponsored collateralized mortgage obligations	75,843	—	75,843	—
Corporate debt securities	4,402	—	4,402	—
Total investment securities available-for-sale	$167,709	$—	$167,709	$—
Loans held for sale	$408	$—	$408	$—
Derivatives – residential mortgage loan commitments	$46	$—	$46	$—
Financial Liabilities:
Derivatives – interest rate swaps	$(1,369)	$—	$(1,369)	$—

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
Financial Assets:
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
Financial Liabilities:
Derivatives – interest rate swaps	$(1,984)	$—	$(1,984)	$—

There were no transfers between Level 1 and Level 2 during the periods indicated above.

Loans held for sale were carried at the fair value of $408 which was made up of the outstanding balance of $400 and an unrealized gain of $8 at September 30, 2013, resulting in a change in unrealized gains of $(44) and $(26) for the three and nine months ended September 30, 2013, respectively. At September 30, 2012, loans held for sale were carried at the fair value of $1,917, which was made up of the outstanding balance of $1,865 and an unrealized gain of $52, resulting in a change in unrealized gains of $25 and $9 for the three and nine months ended September 30, 2012.

The difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale was:

	September 30, 2013
	Aggregate Fair Value	Difference	Contractual Principal
Loans held for sale	$408	$8	$400

	December 31, 2012
	Aggregate Fair Value	Difference	Contractual Principal
Loans held for sale	$1,155	$34	$1,121

For items for which the fair value option has been elected, interest income is recorded within the consolidated statements of income and comprehensive income (loss) based on the contractual amount of interest income earned on financial assets (none were delinquent or in nonaccrual status).

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands, except per share data)

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three and nine months ended September 30, 2013 and 2012:

	Changes in Fair Values for the three months ended September 30, 2013 and 2012, for the Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Other Gains and Losses	Interest Income	Interest Expense	Total Changes in Fair Values Included in Current Period Earnings
Three Months Ended September 30, 2013
Assets:
Loans held for sale	$(44)	$4	$—	$(40)

Three Months Ended September 30, 2012
Assets:
Loans held for sale	$25	$7	$—	$32

	Changes in Fair Values for the nine months ended September 30, 2013 and 2012, for the Items Measured at Fair Value Pursuant to Election of the Fair Value Option
	Other Gains and Losses	Interest Income	Interest Expense	Total Changes in Fair Values Included in Current Period Earnings
Nine Months Ended September 30, 2013
Assets:
Loans held for sale	$(26)	$13	$—	$(13)

Nine Months Ended September 30, 2012
Assets:
Loans held for sale	$9	$30	$—	$39

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands, except per share data)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial:
Real estate	$392	$—	$—	$392
Land	2,101	—	—	2,101
Mortgage	882	—	—	882

Other real estate owned, net:
Commercial:
Real estate	102	—	—	102
Land	294	—	—	294
Mortgage	215	—	—	215
Mortgage servicing rights	197	—	197	—

		Fair Value Measurements at December 31, 2012
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans:
Commercial:
Real Estate	$833	$—	$—	$833
Land	2,000	—	—	2,000
Mortgage	697	—	—	697

Other real estate owned, net:
Commercial:
Real Estate	102	—	—	102
Land	385	—	—	385
Mortgage	133	—	—	133
Mortgage servicing rights	273	—	273	—

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands, except per share data)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $5,083, with a valuation allowance of $1,708 at September 30, 2013, resulting in an additional provision for loan losses of $138 and $511 for the three and nine months ended September 30, 2013, respectively. At September 30, 2012, impaired loans had a carrying amount of $4,443, with a valuation allowance of $1,372, resulting in an additional provision for loan losses of $201 and $1,281 for the three and nine months ended September 30, 2012.

Other real estate owned, which is measured at the lower of cost or fair value less costs to sell, had a net carrying amount of $611, which was made up of the outstanding balance of $967 net a valuation allowance of $356 at September 30, 2013, resulting in a write-down of $10 and $119 for the three and nine months ended September 30, 2013, respectively. At September 30, 2012, other real estate owned had a net carrying amount of $795, which was made up of the outstanding balance of $1,069 net a valuation allowance of $275, resulting in a write-down of $88 and $288 for the three and nine months ended September 30, 2012.

Mortgage servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $197, which was made up of the outstanding balance of $308, net of a valuation allowance of $111, resulting in a charge of $(11) and $(47) for the three and nine months ended September 30, 2013. At September 30, 2012, mortgage servicing rights were carried at their fair value of $218, which was made up of the outstanding balance of $377, net of a valuation allowance of $159, resulting in a charge of $31 and $40 for the three and nine months ended September 30, 2012.

The carrying amounts and estimated fair values of financial instruments, at September 30, 2013 are as follows:

		Fair Value Measurements at September 30, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Financial assets:
Cash and due from financial institutions	$7,344	$7,344	$—	$—
Interest-earning time deposits at other financial institutions	7,631	—	7,658	—
Securities available for sale	167,709	—	167,709	—
Federal Home Loan Bank stock	3,817	N/A	N/A	N/A
Loans held for sale	408	—	408	—
Loans, net	273,609	—	—	277,145
Accrued interest receivable	1,548	—	951	597

Financial liabilities:
Deposits	(335,447)	—	(323,432)	—
Federal Home Loan Bank advances	(69,990)	—	(71,448)	—
Subordinated debentures	(5,155)	—	—	(5,148)
Short-term borrowings	(400)	—	(400)	—
Accrued interest payable	(194)	—	(188)	(6)
Derivatives – interest rate swaps	(1,369)	—	(1,369)	—

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
Financial assets:
Cash and due from financial institutions	$6,857	$6,857	$—	$—
Interest-earning time deposits at other financial institutions	7,141	—	7,197	—
Securities available for sale	125,620	—	125,620	—
Federal Home Loan Bank stock	3,817	N/A	N/A	N/A
Loans held for sale	1,155	—	1,155	—
Loans, net	313,692	—	—	318,534
Accrued interest receivable	1,481	2	802	677

Financial liabilities:
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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with notional amounts of $30,250 as of September 30, 2013 and December 31, 2012, were designated as cash flow hedges of subordinated debentures, certain CDARS deposits and FHLB advances, and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence or the Company discontinues hedge accounting. The Company expects the hedges to remain fully effective during the remaining terms of the swaps. The Company does not expect any amounts to be reclassified from other comprehensive income (loss) over the next 12 months.

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands, except per share data)

Information related to the interest-rate swaps designated as cash flow hedges as of September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Subordinated debentures
Notional amount	$5,000	$5,000
Fixed interest rate payable	5.54%	5.54%
Variable interest rate receivable (Three month LIBOR plus 3.10%)	3.35%	3.41%
Unrealized losses	(53)	(131)
Maturity date	March 26, 2014

CDARS deposits
Notional amount	$10,250	$10,250
Fixed interest rate payable	3.19%	3.19%
Variable interest rate receivable (One month LIBOR plus 0.55%)	0.73%	0.76%
Unrealized losses	(252)	(428)
Maturity date	October 9, 2014

FHLB advance
Notional amount	$5,000	$5,000
Fixed interest rate payable	3.54%	3.54%
Variable interest rate receivable (Three month LIBOR plus 0.22%)	0.47%	0.53%
Unrealized losses	(286)	(395)
Maturity date	September 20, 2015

FHLB advance
Notional amount	$10,000	$10,000
Fixed interest rate payable	3.69%	3.69%
Variable interest rate receivable (Three month LIBOR plus 0.25%)	0.52%	0.57%
Unrealized losses	(778)	(1,030)
Maturity date	July 19, 2016

Interest expense recorded on these swap transactions totaled $212 and $149 during the three months ended September 30, 2013 and 2012, respectively, and $623 and $442 for the nine months ended September 30, 2013 and 2012, respectively, and is reported as a component of interest expense on subordinated debentures, deposits and FHLB advances.

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands, except per share data)

The following table presents the net losses recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three months ended September 30, 2013 and 2012:

	Net amount of gain (loss) recognized in OCI (Effective Portion) 2013	Net amount of gain (loss) reclassified from OCI to interest income 2013	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion) 2013
Interest rate contracts	$88	$—	$—
	Net amount of gain (loss) recognized in OCI (Effective Portion) 2012	Net amount of gain (loss) reclassified from OCI to interest income 2012	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion) 2012
Interest rate contracts	$8	$—	$—

The following table presents the net losses recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Income relating to the cash flow derivative instruments for the nine months ended September 30, 2013 and 2012:

	Net amount of gain (loss) recognized in OCI (Effective Portion) 2013	Net amount of gain (loss) reclassified from OCI to interest income 2013	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion) 2013
Interest rate contracts	$405	$—	$—
	Net amount of gain (loss) recognized in OCI (Effective Portion) 2012	Net amount of gain (loss) reclassified from OCI to interest income 2012	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion) 2012
Interest rate contracts	$44	$—	$—

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Notional Amount	Fair Value	Notional Amount	Fair Value
Included in other liabilities:
Interest rate swaps related to:
Subordinated debentures	$(5,000)	$(53)	$(5,000)	$(131)
CDARS deposits	(10,250)	(252)	(10,250)	(428)
FHLB advances	(15,000)	(1,064)	(15,000)	(1,425)
Total included in other liabilities		$(1,369)		$(1,984)

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

At September 30, 2013 and December 31, 2012, the Company had $220 in cash and securities with a fair value of $2,241 and $2,586, respectively, posted as collateral for these derivatives.

NOTE 8 – STOCK-BASED COMPENSATION

During the month of September 2011, the Company implemented the 2011 Equity Incentive Plan (the “Plan”) which was approved by shareholders on May 10, 2011. The Plan provides for issuance of stock options or restricted share awards to employees and directors. Total shares authorized for issuance under the Plan is 417,543 which is further discussed below. Total compensation cost that has been charged against income for the Plan totaled $61 and $61 for the three months ended September 30, 2013 and 2012, respectively, and $181 and $183 for the nine months ended September 30, 2013 and 2012, respectively.

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

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of companies within the Company's peer group. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of options granted was determined using the following weighted-average assumptions as of the grant date.

The Company granted 8,000 options during the three and nine months ended September 30, 2013 and no options during the three and nine months ended September 30, 2012. The fair value of options granted in 2013 was determined by using a risk-free interest rate of 2.32%, an expected term of 7.5 years, an expected stock price volatility of 19.24% and a dividend yield of 1.57%.

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands, except per share data)

A summary of the activity in the stock option plan for the nine months ended September 30, 2013 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2013	281,829	$6.44	8.7 years	$659
Granted	8,000	10.19	10.0 years
Exercised	(8,944)	6.44
Forfeited or expired	(2,982)	6.44
Outstanding at September 30, 2013	277,903	$6.55	8.1 years	$1,087
Fully vested and expected to vest	277,903	$6.55	8.1 years	$1,087
Exercisable at end of period	100,806	$6.44	8.0 years	$405

A summary of the activity in the stock option plan for the nine months ended September 30, 2012 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2012	281,829	$6.44	9.7 years	$—
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at September 30, 2012	281,829	$6.44	9.0 years	$—
Fully vested and expected to vest	281,829	$6.44	9.0 years	$—
Exercisable at end of period	56,366	6.44	9.0 years	n/a

During the three and nine months ended September 30, 2013, 8,944 options were exercised which had an intrinsic value of $35. The Company received $58 in cash and realized $20 in tax benefits related to the exercise of these options. The weighted average fair value of options granted was $2.16. There were no options exercised during the three and nine months ended September 30, 2012. As of September 30, 2013, there was $287 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.1 years.

Restricted Share Awards

The Plan provides for the issuance of up to 119,298 of restricted shares to directors and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined by obtaining the listed price of the Company’s stock on the grant date. Shares vest 20% annually over five years. 2,388 shares were available for future grants at September 30, 2013.

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands, except per share data)

A summary of changes in the Company’s nonvested shares for the nine months ended September 30, 2013 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2013	93,528	$6.44
Granted	2,000	10.19
Vested	(23,382)	6.44
Forfeited	—	—
Nonvested at September 30, 2013	72,146	$6.55

A summary of changes in the Company’s nonvested shares for the nine months ended September 30, 2012 follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2012	116,910	$6.44
Granted	—	—
Vested	(23,382)	6.44
Forfeited	—	—
Nonvested at September 30, 2012	93,528	$6.44

As of September 30, 2013, there was $466 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 3.1 years. For the three and nine months ended September 30, 2013, there were 46,764 shares vested. The total fair value of shares vested at September 30, 2013 was $489. For the three and nine months ended September 30, 2012, there were 23,382 shares vested. The total fair value of shares vested at September 30, 2012 was $192.

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

A summary of the changes in accumulated other comprehensive income (loss) by component for the three months ended September 30, 2013 is as follows:

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
Beginning balance	$(992)	$185	$(807)
Other comprehensive income (loss) before reclassification	88	(302)	(214)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(36)	(36)
Net current period other comprehensive income (loss)	88	(338)	(250)
Ending balance	$(904)	$(153)	$(1,057)

PART I – FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS - continued

LAPORTE BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(dollars in thousands, except per share data)

A summary of the reclassifications out of accumulated other comprehensive income (loss) for the three months ended September 30, 2013 is as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities:
	$55	Net gains on securities
	55	Total before tax
	(19)	Income tax (expense) benefit
	$36	Net of tax

A summary of the changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2013 is as follows:

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
Beginning balance	$(1,309)	$3,673	$2,364
Other comprehensive income (loss) before reclassification	405	(3,466)	(3,061)
Amounts reclassified from accumulated other comprehensive income	—	(360)	(360)
Net current period other comprehensive income (loss)	405	(3,826)	(3,421)
Ending balance	$(904)	$(153)	$(1,057)

A summary of the reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2013 is as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
Unrealized gains and losses on available-for-sale securities:
	$545	Net gains on securities
	545	Total before tax
	(185)	Income tax (expense) benefit
	$360	Net of tax

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

September 30, 2013:

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Description:
Derivatives	$1,369	$—	$1,369	$(2,241)	$(220)	$(1,092)
Repurchase agreements	362	—	362	(362)	—	—
Total	$1,731	$—	$1,731	$(2,603)	$(220)	$(1,092)

December 31, 2012:

				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
Description:
Derivatives	$1,984	$—	$1,984	$(2,586)	$(220)	$(822)
Repurchase agreements	517	—	517	(517)	—	—
Total	$2,501	$—	$2,501	$(3,103)	$(220)	$(822)

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

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This document (including information incorporated by reference) contains future oral and written statements of LaPorte Bancorp, Inc. (the "Company") and its management and may contain, forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of the Company and certain subsidiaries are detailed in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012. In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

•	changes in prevailing real estate values and loan demand both nationally and within our current and future market area;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing, and savings habits;

•	the amount of assessments and premiums we are required to pay for FDIC deposit insurance;

•	legislative or regulatory changes that affect our business including the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and its impact on our compliance costs;

•	our ability to successfully manage our commercial lending;

•	the financial health of certain entities, including government sponsored enterprises, the securities of which are owned or acquired by the Company;

•	adverse changes in the securities market;

•	the new capital rules which will take effect on January 1, 2015;

•	the costs, effects, and outcomes of existing or future litigation;

•	the economic impact of past and any future terrorist attacks, acts of war, or threats thereof and the response of the United States to any such threats and attacks;

•	the success of our mortgage warehouse lending program including the impact of the Dodd-Frank Act on the mortgage companies; and

•	the ability of the Company to manage the risks associated with the foregoing factors as well as anticipated risk factors.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Comparison of Financial Condition at September 30, 2013 and December 31, 2012

General: Total assets at September 30, 2013 increased $6.9 million, or 1.4%, to $499.6 million compared to $492.8 million at December 31, 2012 due to an increase in securities available for sale which was offset by a decrease in gross loans. Total deposits at September 30, 2013 decreased $13.5 million, or 3.9%, to $335.4 million from $349.0 million at December 31, 2012 due to a decrease in brokered time deposits of $10.0 million and a decrease in customer time deposits of $7.8 million, which were partially offset by increases in interest-bearing checking and savings accounts. Total shareholders’ equity decreased $654,000, or 0.8%, to $83.4 million at September 30, 2013, compared to $84.1 million at December 31, 2012. Shareholders' equity was impacted by a decrease in accumulated other comprehensive income, attributable to decreases of unrealized gains on available for sale securities as a result of the increase in interest rates during 2013. This decrease was partially offset by a $2.4 million increase in retained earnings.

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - continued

Investment Securities: Total securities available for sale increased $42.1 million, or 33.5% to $167.7 million at September 30, 2013 from $125.6 million at December 31, 2012 as the proceeds received from the $40.1 million decrease in gross loans were primarily reinvested into our securities available for sale portfolio.

At September 30, 2013, management reviewed the securities portfolio for possible other-than-temporary impairment and determined there were no impairment charges to be recorded. The net unrealized losses on the available for sale securities portfolio totaled $231,000 at September 30, 2013, a decrease of $5.8 million from net unrealized gains totaling $5.6 million at December 31, 2012. This decrease was primarily attributable to increased interest rates during 2013 and did not reflect a deterioration of the credit quality of the issuers of these securities.

Loans Held for Sale: Loans held for sale decreased $747,000, or 64.7%, to $408,000 at September 30, 2013 compared to $1.2 million at December 31, 2012 primarily due to the timing of when residential mortgage loans were originated and subsequently sold to the secondary market combined with a decrease in refinance activity during the year as mortgage interest rates trended up during 2013.

Net Loans: Net loans decreased $40.1 million, or 12.8%, to $273.6 million at September 30, 2013 compared to $313.7 million at December 31, 2012 primarily due to a decrease in the balances and activity for mortgage warehouse loans.

Mortgage warehouse loans decreased $32.2 million, or 23.4%, to $105.3 million at September 30, 2013 compared to $137.5 million at December 31, 2012. During 2013, a decrease in refinance activity from rising mortgage interest rates and an increase in mortgage warehouse competition resulted in lower loan volume and activity.

Commercial real estate loans decreased $2.2 million, or 2.8%, to $77.7 million at September 30, 2013 compared to $79.8 million at December 31, 2012. During 2013, we originated new commercial real estate loans totaling $9.7 million. The decrease in this portfolio from December 31, 2012 was primarily due to six relationships totaling $4.2 million being paid off prior to maturity totaling $4.2 million and four commercial relationships totaling $1.5 million moving to other real estate owned during the first nine months of 2013, in addition to normal amortization of all other commercial real estate loans.

One- to four-family residential loans decreased $4.3 million, or 11.6%, to $32.7 million at September 30, 2013 compared to $37.0 million at December 31, 2012. This decrease was primarily attributable to slowing refinance activity and normal amortization of the seasoned loan portfolio during the first nine months of 2013. We have continued to sell a majority of our fixed rate one- to four-family residential loans originated. Management expects to continue selling the majority of the long term fixed rate one- to four-family residential loans originated in the near future to reduce interest rate risk exposure of adding generally lower yielding fixed rate long term mortgages to the balance sheet.

Commercial business loans decreased $3.2 million, or 15.8%, to $17.0 million at September 30, 2013 compared to $20.2 million at December 31, 2012 primarily due to loan repayments and payoffs totaling $5.6 million, partially offset by new loan originations totaling $2.4 million during the nine months ended September 30, 2013.

Five or more family residential loans increased $1.3 million, or 9.1%, to $15.6 million at September 30, 2013 compared to $14.3 million at December 31, 2012. This increase was primarily due to four new loan relationships during the first nine months of 2013 totaling $8.8 million and was partially offset by one relationship being paid off during the first nine months of 2013 which totaled $6.4 million at December 31, 2012.

Construction loans increased $1.1 million, or 37.9%, to $4.0 million at September 30, 2013 compared to $2.9 million at December 31, 2012 primarily due to draws on existing residential mortgage construction loans during the first nine months of 2013.

There was no material change in balances of land, home equity, or consumer loans at September 30, 2013 when compared to December 31, 2012.

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - continued

The allowance for loan losses balance decreased $81,000, or 1.9%, to $4.2 million at September 30, 2013 compared to $4.3 million at December 31, 2012 due to net charge-offs of $287,000, partially offset by a provision for loan losses of $206,000 for the nine months ended September 30, 2013. Net charge-offs of $118,000 had been specifically reserved for in prior periods. The allowance for loan losses to total loans ratio increased to 1.52% at September 30, 2013 compared to 1.35% at December 31, 2012 due to both a decrease in gross loans of $40.1 million and an increase in specific reserve allocations of $417,000.

Nonperforming Assets: The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
One-to four-family	$1,530	$1,831
Commercial	820	2,642
Land	3,403	2,985
Total real estate	5,753	7,458
Consumer and other loans:
Home equity	36	53
Automobile and other	3	5
Total consumer and other loans	39	58
Total nonaccruing troubled debt restructured (1)	270	842
Total nonaccrual loans	6,062	8,358
Loans greater than 90 days delinquent and still accruing	—	—
Total nonperforming loans	6,062	8,358
Foreclosed assets:
One- to four- family	$490	$133
Commerical	834	384
Land	293	385
Total foreclosed assets	1,617	902
Total nonperforming assets	$7,679	$9,260
Ratios:
Nonperforming loans to total loans	2.18%	2.63%
Nonperforming assets to total assets	1.54	1.88

(1)
At September 30, 2013, $155,000 of one- to four-family residential loans, $54,000 of commercial real estate loans, $27,000 of commercial loans and $34,000 of automobile and other loans were classified as troubled debt restructured loans. At December 31, 2012, $127,000 of one- to four-family residential loans, $648,000 of commercial real estate loans, $29,000 of commercial loans and $38,000 of automobile and other loans were classified as troubled debt restructured loans.

Total nonperforming loans decreased $2.3 million, or 27.5%, to $6.1 million at September 30, 2013 compared to $8.4 million at December 31, 2012. Total nonperforming loans to total loans ratio decreased to 2.18% at September 30, 2013 compared to 2.63% at December 31, 2012. The decrease in nonperforming loans was primarily due to nine loan relationships which moved to other real estate owned during the first nine months of 2013 which totaled $2.1 million at December 31, 2012. In addition, two loan relationships totaling $887,000 at December 31, 2012 were paid off in 2013. These decreases were partially offset by by one commercial loan relationship totaling $613,000, five one- to four-family residential loans and one home equity loan totaling $329,000 that were moved to nonaccrual status during the first nine months of 2013.

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - continued

At September 30, 2013, nonaccrual loans to rental, real estate and land developers totaled $4.2 million, to construction businesses totaled $201,000 and to all other commercial industry types totaled $82,000. One- to four-family residential loans on nonaccrual totaled $1.5 million at September 30, 2013. All other consumer loans on nonaccrual status totaled $73,000 at September 30, 2013.

Total nonperforming assets to total assets ratio decreased to 1.54% at September 30, 2013 compared to 1.88% at December 31, 2012 primarily due to a 17.1% decrease in nonperforming assets totaling $1.6 million during the first nine months of 2013. Other real estate owned increased $715,000, or 79.3%, to $1.6 million at September 30, 2013 compared to $902,000 at December 31, 2012. During the first nine months of 2013, 16 properties were transferred into other real estate owned with a recorded fair value of $2.1 million and seven properties were sold resulting in proceeds of $1.3 million. Write-downs totaling $119,000 were recorded during the nine months ended September 30, 2013 on other real estate owned properties. The current balance in other real estate owned includes the current market value of a property we acquired in our acquisition of City Savings Bank in 2007 and held for future branch development. The current market value of this property was $230,000 at September 30, 2013. Management anticipates listing this property for sale in the future but does not anticipate that to occur in the near term.

Goodwill and Other Intangible Assets: Our goodwill totaled $8.4 million at September 30, 2013 and December 31, 2012. Accounting standards require goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. The most recent annual impairment review of the $8.4 million of goodwill previously recorded was performed in February 2013 as of October 31, 2012. Based on this evaluation completed in February 2013, management determined that the fair value of the reporting unit, which is defined as LaPorte Bancorp, Inc. as a whole, exceeded the book value of the goodwill, based on the opinion of an independent expert in valuations, such that the sales price per common share would exceed our book value per common share. We were not required to conduct the second step of the impairment analysis. Accordingly, no goodwill impairment was recognized during 2012.

Our stock price has increased from the previous analysis and the Company continues to be profitable, therefore, management determined that an updated analysis from an independent third party as of the end of the third quarter of 2013 was not necessary. As our market price per common share is currently less than our tangible book value per common share, it is reasonably possible that management may conclude that goodwill, totaling $8.4 million at September 30, 2013, is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

Deposits: Total deposits decreased $13.5 million, or 3.9%, to $335.4 million at September 30, 2013 compared to $349.0 million at December 31, 2012 due to decreases in certificates of deposit and IRA balances partially offset by increases in savings deposits.

Certificates of deposit and IRA balances decreased $17.8 million, or 14.3%, to $107.0 million at September 30, 2013 compared to $124.8 million at December 31, 2012 due to a decrease in brokered time deposits of $10.0 million and a decrease in customer time deposits of $7.8 million. Although management believes the interest rates offered on certificates of deposit have remained competitive, we have positioned them at or below the average rates offered in the market due to the pricing on alternative sources of funding.

Savings deposits increased $3.3 million, or 2.7%, to $123.7 million at September 30, 2013 compared to $120.4 million at December 31, 2012. Noninterest-bearing and interest-bearing demand deposits totaling $51.2 million and $53.6 million, respectively, at September 30, 2013 were relatively stable as compared to $50.9 million and $52.9 million, respectively, at December 31, 2012.

Borrowed Funds: Total borrowed funds increased $21.4 million, or 39.5%, to $75.5 million at September 30, 2013 compared to $54.2 million at December 31, 2012. Federal Home Loan Bank of Indianapolis (“FHLBI”) advances increased $21.0 million due to an increase in short-term advances of $11.0 million, which offset a $10.0 million decrease in brokered certificates of deposit. Long-term advances also increased by $10.0 million at September 30, 2013. During 2013, management elected to obtain two $5.0 million long-term advances and lock in to a fixed interest rate over the next several years as part of

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - continued

its interest rate risk strategy. The Bank also has unsecured lines of credit at First Tennessee Bank totaling $15.0 million and at Zions Bank totaling $9.0 million. At September 30, 2013, the Company did not utilize the First Tennessee Bank line. The outstanding balance of the Zions Bank line was $400,000 at September 30, 2013.

Total Shareholders’ Equity: Total shareholders’ equity decreased $654,000, or 0.8%, to $83.4 million at September 30, 2013 compared to $84.1 million at December 31, 2012 primarily due to a decrease in other comprehensive income of $3.4 million offset by an increase in retained earnings of $2.4 million. The decrease in other comprehensive income was primarily due to a decrease of $5.8 million ($3.8 million net of tax effect) in the fair value of securities offset by an increase of $615,000 ($405,000 net of tax effect) in the fair value of interest rate swap derivatives . Both of these changes in fair value were the result of an increase in overall interest rates during 2013. The increase in retained earnings was primarily due to net income for the nine months ended September 30, 2013 of $3.1 million which was offset in part by $745,000 in shareholder dividends declared during the first nine months of 2013.

Comparison of Operating Results for Three Month Periods Ended September 30, 2013 and September 30, 2012

Net Income: Net income decreased $503,000, or 36.7%, to $868,000, or $0.15 per diluted share, for the three months ended September 30, 2013 compared to $1.4 million, or $0.23 per diluted share, for the three months ended September 30, 2012. The decrease in net income was primarily due to decreases in net interest income totaling $599,000 and noninterest income of $462,000 and was partially offset by a decrease in the provision for loan losses of $253,000.

Net Interest Income: Net interest income decreased $599,000, or 14.9%, to $3.4 million for the three months ended September 30, 2013 compared to $4.0 million for the same prior year period. Net interest margin decreased to 3.11% for the three months ended September 30, 2013 compared to 3.69% for the same prior year period. The decrease in the net interest margin was primarily due to a decrease in interest and fee income on loans of $853,000 for the three months ended September 30, 2013 due to continued low loan interest rates, as well as a decrease in average outstanding loan balances of $41.5 million over the same time period. This decrease was partially offset by a decrease in interest expense on deposits and borrowings of $215,000 over the same time period. The average cost of interest bearing liabilities decreased 18 basis points during the three months ended September 30, 2013 when compared to the same prior year period. During the third quarter of 2013, management utilized excess liquidity to purchase $15.5 million in new securities available for sale when interest rates moved higher and the yield curve steepened. We anticipate that the positive impact of such purchases on our net interest margin will be more evident during the fourth quarter of 2013 and into 2014, however, we anticipate that there will still be continued pressure on net interest income in the near future.

Interest and Dividend Income: Interest and dividend income decreased $814,000, or 16.0%, to $4.3 million for the three months ended September 30, 2013 compared to $5.1 million for the prior year period, primarily attributable to a decrease in interest and fee income on loans of $853,000, which was partially offset by an increase of $25,000 from interest and dividend income on tax exempt securities and $11,000 on fed funds sold and other interest-earning deposits. The average yield on interest earning assets decreased to 3.89% for the three months ended September 30, 2013 from 4.67% for the prior year period due to the continued low interest rates and the related impact on new and renewed loans, as well as securities.

Interest and fee income on mortgage warehouse loans decreased $458,000, or 27.4%, primarily due to a decrease in the average yield of 59 basis points. Although the interest rates charged on these loans are tied to prime, the spread has narrowed due to the competitive landscape for this line of business. Average outstanding balances on warehouse loans decreased $22.4 million for the three months ended September 30, 2013 compared to the prior year period primarily due to an industry-wide decrease in mortgage loan originations and refinances as mortgage interest rates were higher during the third quarter of 2013 compared to the prior year period. During the third quarter of 2013, management added 4 new warehouse participants to help offset the decreased mortgage warehouse balances and anticipates that these new lenders will help maintain outstanding balances in the fourth quarter of 2013 and 2014, given the outlook for mortgage volume.

Interest and fee income on one- to four-family residential loans decreased $119,000, or 21.2%, for the three months ended September 30, 2013 compared to the prior year period, primarily due to a decrease in the average outstanding balances of $6.9 million, as well as a decrease in the average yield of 27 basis points. The Company continues to sell the majority of residential fixed rate loans originated, and as a result, the outstanding balances continue to decrease due to normal amortization and refinance activity.

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - continued

Interest and fee income on commercial real estate loans decreased $118,000, or 10.2%, for the three months ended September 30, 2013 compared to the same prior year period, primarily due to a decrease in average outstanding balances of $7.5 million, as well as a decrease in the average yield of six basis points. The decrease was primarily attributable to two purchased loans totaling $1.8 million that paid off prior to maturity combined with normal amortization and paydowns and payoffs.

The following table sets forth the average balance sheet, average annualized yield and cost, and certain other information for the three months ended September 30, 2013 and 2012. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended September 30,
	2013			2012
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
Assets:
Loans	$259,627	$3,374	5.20%	$301,079	$4,227	5.62%
Taxable securities	114,761	489	1.70	84,591	491	2.32
Tax exempt securities	43,844	364	3.32	38,476	339	3.52
Federal Home Loan Bank of Indianapolis stock	3,817	33	3.46	3,817	28	2.93
Federal funds sold and other interest-earning deposits	18,546	22	0.47	8,759	11	0.50
Total interest earning assets	440,595	4,282	3.89	436,722	5,096	4.67
Non-interest earning assets	42,827			40,071
Total assets	$483,422			$476,793

Liabilities and equity:
Savings deposits	$60,010	8	0.05%	$61,138	7	0.05%
Money market and NOW accounts	117,931	99	0.34	110,792	123	0.44
CDs and IRAs	108,663	425	1.56	133,350	551	1.65
Total interest-bearing deposits	286,604	532	0.74	305,280	681	0.89
FHLB advances	51,892	251	1.93	56,271	318	2.26
Subordinated debentures	5,155	71	5.51	5,155	71	5.51
Short-term borrowings	637	1	0.63	310	—	—
Total interest-bearing liabilities	344,288	855	0.99	367,016	1,070	1.17
Non-interest bearing deposits	50,999			45,416
Other liabilities	5,429			5,895
Total liabilities	400,716			418,327
Shareholders’ equity	82,706			58,466
Total liabilities & shareholders’ equity	$483,422			$476,793
Net interest income		$3,427			$4,026
Net interest rate spread			2.89%			3.50%
Net interest margin			3.11			3.69

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - continued

Interest and fee income on commercial loans decreased $62,000, or 24.1%, for the three months ended September 30, 2013 compared to the prior year period, primarily due to a decrease in the average yield of 79 basis points and a decrease in the average outstanding balances of $2.1 million. The decrease in the average yield was due to the decrease in overall interest rates over the last several years. New and renewed loans have been originated with lower interest rates when compared to loans currently in the portfolio.

Interest and fee income on automobile and other consumer loans decreased $30,000, or 30.0%, for the three months ended September 30, 2013 compared to the prior year period, primarily due to a decrease in the average outstanding balances of $1.0 million, as well as a decrease in the average yield of 104 basis points. The decrease in the average outstanding balance was primarily the continued runoff of the indirect automobile portfolio, as the Company has elected to exit that line of business. The decrease in the average yield was due to the overall decrease in interest rates on new loans originated, in addition to the decrease in the indirect automobile portfolio which historically provided a higher yield when compared to the other loans within this portfolio.

Interest income from taxable securities was relatively stable at $489,000 for the three months ended September 30, 2013 compared to the same prior year period. The $30.2 million increase in the average outstanding balance during the 2013 period compared to the same prior year period provided the increase in interest income, however the new investments and the cash flow derived from the existing portfolio was reinvested at significantly lower interest rates resulting in a decrease in the average yield on these securities of 62 basis points for the 2013 time period.

Interest income from tax exempt securities increased $25,000, or 7.4%, for the three months ended September 30, 2013 compared to the same prior year period due to an increase in the average outstanding balance of $5.4 million. The increase was partially offset by a decrease in the average yield of 20 basis points as tax exempt securities purchased during 2013 were at significantly lower interest rates when compared to the other tax exempt securities in the portfolio.

Dividend income from FHLBI stock increased $5,000, or 17.9%, for the three months ended September 30, 2013 compared to the same prior year period and was attributable to an increase in the dividend yield of 53 basis points as a result of an increase in the annualized dividend declared by the FHLBI when comparing the two time periods.

Other interest income increased $11,000, or 100.0% for the three months ended September 30, 2013 compared to the same prior year period and was attributable to an increase in the average balance of federal funds sold and other interest-earning deposits due to higher liquidity during the 2013 period.

 Interest Expense: Interest expense decreased $215,000, or 20.1%, to $855,000 for the three months ended September 30, 2013 compared to $1.1 million for the same prior year period, primarily attributable to a decrease in the average cost of interest bearing liabilities of 18 basis points. Also contributing to the decrease in interest expense was a decrease in the average outstanding balance of interest bearing liabilities of $22.7 million.

Interest expense on certificates of deposit and IRA time deposits decreased $126,000, or 22.9%, for the three months ended September 30, 2013 compared to the same prior year period, primarily due to a decrease in average outstanding balances of $24.7 million combined with a nine basis point decrease in the average cost of these deposits. The Company has been able to shift a significant percentage of its deposit mix from fixed, higher cost certificates of deposits into lower cost money market, NOW, and savings accounts, which has assisted in lowering the Company's average cost of funds. Interest expense on money market and NOW accounts decreased $24,000, or 19.5%, for the three months ended September 30, 2013 compared to the same prior year period due to a decrease in the average cost of these deposits of 10 basis points which more than offset the increase of $7.1 million in the average outstanding balances during the same periods.

Interest expense on FHLBI advances decreased $67,000, or 21.1%, to $251,000 for the three months ended September 30, 2013 compared to $318,000 for the same prior year period, attributable to both a decrease in the average outstanding balance of $4.4 million combined with a decrease in the average cost of these borrowings of 33 basis points. As advances have matured, the Company paid off a portion of the borrowings with excess liquidity and renewed a portion of the borrowings at lower current market interest rates.

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - continued

Provision for Loan Losses: We recognize a provision for loan losses, which is charged to earnings, to increase the allowance for loan losses to a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the portfolio, adverse situations that may affect our borrowers’ ability to repay, the estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available, or as future events occur. After an evaluation of these factors, management recognized a $100,000 provision for loan losses for the three months ended September 30, 2013 compared to $353,000 for the same prior year period. The decrease in the provision for loan losses was primarily related to improving credit quality trends and a decrease in the total outstanding gross loan balances when compared to the prior year period. Net charge-offs were $110,000 for the three months ended September 30, 2013 compared to $316,000 for the same prior year period. Net charge-offs for the 2013 and 2012 periods included $48,000 and $80,000, respectively, of specific reserves established in prior periods.

Noninterest Income: Noninterest income decreased $462,000, or 42.1%, to $635,000 for the three months ended September 30, 2013 compared to $1.1 million for the same prior year period. The primary reason for the decrease in noninterest income was due to a $325,000 decrease in gain on mortgage banking activities as mortgage interest rates began to rise during the beginning of the third quarter of 2013, which slowed refinance activity. Net gains on sales of securities decreased $117,000 for the three months ended September 30, 2013 when compared to the same prior year period due to fewer sales during the 2013 period. In addition, other income decreased $158,000 for the three months ended September 30, 2013 compared to the same prior year period primarily due to $141,000 of gains realized on the call of certain brokered deposits during the 2012 period.

Noninterest Expense: Noninterest expense increased $92,000, or 3.3%, to $2.9 million for the three months ended September 30, 2013 compared to $2.8 million for the prior year period. This increase in noninterest expense was primarily due to a $99,000, or 6.2%, increase in salaries and wages expense primarily due to an increase in the officer bonus accrual compared to the prior year period combined with normal annual merit pay increases. The release of additional unearned ESOP shares purchased through our second step conversion completed in the fourth quarter of 2012 also contributed to the increase in salaries and wages expense during the third quarter of 2013. Partially offsetting these increases was a decrease in commission expense due to the lower volume of mortgage loan production. Advertising expense increased $23,000, or 56.1%, primarily due to new marketing campaigns during the third quarter of 2013.

Partially offsetting these increases in noninterest expense was a decrease in FDIC insurance expense of $17,000, or 18.7%, primarily due to the increase in the Bank's capital as a result of the second step conversion in October 2012 which reduced our assessment base. Bank examination fees expense decreased $16,000, or 12.9%.

Income Taxes: Income tax expense decreased $397,000, or 66.6%, to $199,000 for the three months ended September 30, 2013 from $596,000 for the same prior year period, primarily due to a decrease in income before taxes of $900,000, as well as a decrease in our effective tax rate. The effective tax rate for the three months ended September 30, 2013 was 18.7% compared to 30.3% for the same prior year period. During the third quarter of 2012, we estimated all state net operating losses and other credits were utilized for 2012 resulting in a state income tax expense of $98,000 being recorded. The Company established a real estate investment trust company in January 2013 as an additional vehicle to raise capital which will have the ancillary effect of lowering our effective state income tax rate.

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - continued

Comparison of Operating Results for Nine Month Periods Ended September 30, 2013 and September 30, 2012

Net Income: Net income decreased $235,000, or 7.0%, to $3.1 million, or $0.53 per diluted share, for the nine months ended September 30, 2013 compared to $3.3 million, or $0.56 per diluted share, for the nine months ended September 30, 2012. The decrease in net income was primarily due to a decrease in net interest income of $969,000 as well as an increase in noninterest expense of $265,000, partially offset by a decrease of $678,000 in provision for loan losses.

Net Interest Income: Net interest income decreased $969,000, or 8.4%, to $10.6 million for the nine months ended September 30, 2013 compared to $11.5 million for the prior year period. Net interest margin decreased to 3.21% for the nine months ended September 30, 2013 compared to 3.58% for the same prior year period. The decrease in the net interest margin was primarily due to a decrease in interest and fee income on loans of $1.8 million due to the low interest rate environment , as well as a $25.2 million, or 8.6%, decrease in average outstanding loan balances over the same time period. This decrease was partially offset by a decrease in interest expense on deposits and borrowings totaling $861,000. The average cost of interest bearing liabilities decreased 25 basis points for the nine months ended September 30, 2013 when compared to the prior year period. The Company continues to focus on profitability growing its commercial loan portfolio, which is challenging in this competitive rate environment. Management is also continuing its efforts to deploy the capital raised in the second step conversion and as a result, expects to see continued pressure on net interest income in the near future.

Interest and Dividend Income: Interest and dividend income decreased $1.8 million, or 12.2%, to $13.1 million for the nine months ended September 30, 2013 compared to $15.0 million for the prior year period, which was primarily related to a decrease in interest and fee income on loans of $1.8 million. The average yield on interest-earning assets decreased 66 basis points to 3.99% for the nine months ended September 30, 2013 from the same prior year period due to the continued low interest rates and the related impact on new and renewed loans and securities.

Interest and fee income on mortgage warehouse loans decreased $547,000, or 12.4%, primarily due to the decrease in the average yield of 35 basis points. Although the interest rates charged on these loans are tied to prime, the spread has narrowed due to the competitive landscape for that line of business. Average outstanding balances on warehouse loans decreased $6.8 million for the nine months ended September 30, 2013 compared to the prior year period primarily due to an industry-wide decrease in mortgage loan originations and refinance activity in 2013 due to rising mortgage interest rates. During 2013, management added 5 new warehouse participants to help offset the decreased mortgage warehouse balances and anticipates that these new lenders will help maintain outstanding balances in the fourth quarter of 2013 and 2014, given the outlook for mortgage volume.

Interest and fee income on one-to four-family residential loans decreased $445,000, or 24.9%, for the nine months ended September 30, 2013 compared to the same prior year period due to a decrease in average outstanding balances of $7.2 million combined with a decrease in the average yield of 53 basis points. The Company continues to sell the majority of one-to four-family residential fixed rate loans originated, and as a result the outstanding balances continue to decrease due to normal amortization and refinance activity. Also during the the first quarter of 2013, a $42,000 adjustment to interest income was recorded on variable rate mortgages.

Interest and fee income on commercial real estate loans decreased $404,000, or 11.5%, for the nine months ended September 30, 2013 compared to the same prior year period, primarily due to a decrease in the average outstanding balances of $5.5 million combined with a decrease in the average yield of 30 basis points. The decrease in outstanding loans for the nine months ended September 30, 2013 was primarily attributable to two purchased loans totaling $1.8 million that paid off prior to maturity combined with regular amortization, paydowns and payoffs, transfers to other real estate owned, and charge-offs during the first nine months of 2013 which were partially offset by new commercial real estate originations totaling $9.7 million. During the first quarter of 2013, a premium of $70,000 was written-off related to one of the purchased loans mentioned above which paid off prior to maturity.

Interest and fee income on commercial loans decreased $142,000, or 18.1%, for the nine months ended September 30, 2013 compared to the prior year period, primarily due to a decrease in the average yield of 67 basis points. The decrease in the average yield was due to the decrease in overall interest rates over the last several years. New and renewed loans have been originated with lower interest rates when compared to loans currently in the portfolio. Average outstanding balances decreased $1.2 million over the same time period.

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - continued

Interest and fee income on automobile and other consumer loans decreased $106,000, or 32.5%, for the nine months ended September 30, 2013 compared to the prior year period, primarily due to a decrease in average outstanding balances of $1.5 million, as well as a decrease in the average yield of 78 basis points. The decrease in the average outstanding balance was primarily the continued runoff of the indirect automobile loan portfolio, as the Company elected to exit this line of business. The decrease in the average yield was due to the overall decrease in interest rates on new loans originated, in addition to the decrease in the indirect automobile portfolio which historically has provided a higher yield when compared to the other loans within this portfolio.

Interest income from taxable securities decreased $72,000, or 4.8%, for the nine months ended September 30, 2013 compared to the prior year period, attributable to a decrease in the average yield of 46 basis points. The average outstanding balance increased $17.1 million over the same time period; however the cash flow derived from the portfolio was reinvested at significantly lower interest rates resulting in an overall decrease in interest income.

Interest income from tax exempt securities increased $25,000, or 2.4%, for the nine months ended September 30, 2013 compared to the prior year period. An increase in the average outstanding balance of $4.5 million was offset by a decrease in the average yield on these securities of 31 basis points as tax exempt securities purchased during 2013 were at significantly lower interest rates when compared to the other tax exempt securities in the portfolio.

Dividend income on FHLBI stock increased $17,000, or 20.5%, for the nine months ended September 30, 2013 compared to the prior year period, attributable to an increase in the dividend yield of 59 basis points as a result of an increase in the annualized dividend declared by the FHLBI when comparing the two time periods.

Other interest income increased $43,000, or 165.4% for the nine months ended September 30, 2013 compared to the same prior year period and was attributable to a $13.5 million increase in the average balance of federal funds sold and other interest-earning deposits due to higher liquidity during the 2013 period resulting from the Company's second step conversion in October 2012.

Interest Expense: Interest expense decreased $861,000, or 25.0%, to $2.6 million for the nine months ended September 30, 2013 compared to $3.4 million for the prior year period, primarily attributable to a decrease in the average cost of interest bearing liabilities of 25 basis points. Also contributing to the decrease in interest expense was a decrease in the average outstanding balance of interest bearing liabilities of $23.8 million.

Interest expense on certificates of deposit and IRA time deposits decreased $521,000, or 28.1%, for the nine months ended September 30, 2013 compared to the prior year period, primarily due to a decrease in average outstanding balances of $26.1 million, as well as a 20 basis point decrease in the average cost of these deposits. The Company has been able to shift a significant percentage of its deposit mix from fixed, higher cost certificates of deposits into lower cost money market, NOW, and savings accounts, which has assisted in lowering the cost of funds. Interest expense on money market and NOW accounts decreased $61,000, or 16.8%, for the nine months ended September 30, 2013 due to a decrease in the average cost of 11 basis points which more than offset the impact of a $11.1 million increase in the average outstanding balances of these deposits.

Interest expense on FHLBI advances decreased $244,000, or 25.6%, to $709,000 for the nine months ended September 30, 2013 compared to $953,000 for the prior year period, attributable to both a decrease in the average outstanding balance of $11.3 million, as well as a decrease in the average cost of these borrowings of 17 basis points. As advances have matured, the Company paid off a portion with excess liquidity and renewed a portion at lower interest rates than the maturing advances.

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - continued

The following table sets forth the average balance sheet, average annualized yield and cost, and certain other information for the nine months ended September 30, 2013 and September 30, 2012. No tax-equivalent yield adjustments were made. All average balances are daily average balances. Nonaccrual loans were included in the computation of average balances, but have been reflected in the table as loans carrying a zero yield. The annualized yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or expense.

	For the Nine Months Ended September 30,
	2013			2012
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
Assets:
Loans	$267,140	$10,492	5.24%	$292,324	$12,335	5.63%
Taxable securities	104,189	1,419	1.82	87,086	1,491	2.28
Tax exempt securities	42,250	1,059	3.34	37,733	1,034	3.65
Federal Home Loan Bank of Indianapolis stock	3,817	100	3.49	3,817	83	2.90
Federal funds sold and other interest-earning deposits	21,342	69	0.43	7,841	26	0.44
Total interest earning assets	438,738	13,139	3.99	428,801	14,969	4.65
Non-interest earning assets	41,067			40,071
Total assets	$479,805			$468,872

Liabilities and equity:
Savings deposits	$58,682	24	0.05%	$55,365	21	0.05%
Money market and NOW accounts	116,728	303	0.35	105,650	364	0.46
CDs and IRAs	112,513	1,331	1.58	138,666	1,852	1.78
Total interest-bearing deposits	287,923	1,658	0.77	299,681	2,237	1.00
FHLB advances	46,251	709	2.04	57,526	953	2.21
Subordinated debentures	5,155	210	5.43	5,155	211	5.46
FDIC guaranteed unsecured borrowing	—	—	—	818	37	6.03
Short-term borrowings	399	2	0.67	313	2	0.85
Total interest-bearing liabilities	339,728	2,579	1.01	363,493	3,440	1.26
Non-interest bearing deposits	50,678			42,177
Other liabilities	5,516			5,872
Total liabilities	395,922			411,542
Shareholders’ equity	83,883			57,330
Total liabilities & shareholders’ equity	$479,805			$468,872
Net interest income		$10,560			$11,529
Net interest rate spread			2.98%			3.39%
Net interest margin			3.21			3.58

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - continued

Provision for Loan Losses: We recognize a provision for loan losses, which is charged to earnings, to increase the allowance for loan losses to a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a $206,000 provision for loan losses for the nine months ended September 30, 2013 compared to $884,000 for the prior year period. The lower provision for loan losses during the current period compared to the prior year period was primarily related to improving asset quality trends and a specific reserve allocation made during the second quarter of 2012 related to one significant loan relationship attributable to updated collateral values obtained at that time. Net charge-offs were $287,000 for the nine months ended September 30, 2013, of which $118,000 was specifically reserved for in prior periods, compared to net charge-offs totaling $351,000 for the prior year period.
Noninterest Income: Noninterest income remained relatively stable at $2.4 million for the nine months ended September 30, 2013 and 2012. Net gains on sales of securities increased $176,000 for the nine months ended September 30, 2013 when compared to the prior year period. During the second quarter of 2013, management elected to sell a portion of collateralized mortgage obligations and reinvested the proceeds into adjustable rate mortgage-backed securities to protect against a significant impact on earnings if interest rates increase in the future, and was able to record the additional securities gains. Also positively impacting noninterest income was a decrease in net losses on other assets of $153,000 for the nine months ended September 30, 2013 due to a decrease in the amount of write downs recorded on other real estate owned properties when compared to the prior year period. Loan servicing fee income increased $100,000 during the first nine months of 2013 compared to the prior year period, primarily attributable to a decrease in the mortgage servicing rights provision based on our quarterly third party evaluation. Offsetting these increases in noninterest income was a decrease of $238,000 in gains on mortgage banking activities during the first nine months of 2013 compared to the prior year period due to a decrease in refinance and purchase activity as mortgage rates increased during 2013.
Noninterest Expense: Noninterest expense increased $265,000, or 3.1%, to $8.8 million for the nine months ended September 30, 2013 compared to $8.5 million for the prior year period. Salaries and employee benefits expense increased $189,000, or 3.9%, primarily attributable to an increase in the officer bonus accrual compared to the prior year period, normal annual merit pay increases, and increased expense related to the release of additional ESOP shares which were purchased through our second step conversion completed in October 2012. Data processing expense increased $71,000, or 18.1%, primarily due to costs associated with changes to our general ledger accounting software to integrate both our real estate investment trust and investment subsidiaries. Also contributing to the increase in data processing expense were upgrades to our credit analyzing software, which were implemented late in 2012. Advertising expense increased $48,000, or 29.8%, which was primarily attributable to an increase in marketing promotions and an increase in fees associated with the printing and XBRL detail tagging of the Company’s public filings when compared to the prior year period. Collection and other real estate owned expense increased $43,000, or 38.1%, primarily due to continued legal expenses and carrying costs of other real estate owned. Partially offsetting these increases in noninterest expense was a decrease in occupancy expense of $60,000, or 4.3%, primarily attributable to a decrease in real estate taxes of $75,000.

Income Taxes: Income tax expense decreased $257,000, or 22.5%, to $888,000 for the nine months ended September 30, 2013 compared to $1.1 million for the prior year period, primarily due to a decrease in income before taxes of $492,000, as well as a decrease in the effective tax rate. The effective tax rate for the nine months ended September 30, 2013 was 22.2% compared to 25.5% for the prior year period. During the third quarter of 2012, we estimated all state net operating losses and other credits were utilized for 2012 resulting in a state income tax expense of $98,000 being recorded. The Company established a real estate investment trust company in January 2013 as an additional vehicle to raise capital which will have the ancillary effect of lowering our effective state income tax rate.

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - continued

Liquidity and Capital Resources

Maintenance of adequate liquidity requires that sufficient resources be available at all times to meet cash flow requirements of the Company. Liquidity in a banking institution is required primarily to provide for deposit withdrawals and the credit needs of customers and to take advantage of investment opportunities as they arise. A bank may achieve desired liquidity from both assets and liabilities. Cash and deposits held in other financial institutions, Federal funds sold, other short term investments in interest-earning time deposits in other financial institutions and securities available-for-sale, maturing loans and investments, payments of principal and interest on loans and investments, and potential loan sales are sources of asset liquidity. Deposit growth and access to credit lines established with correspondent banks, the Federal Home Loan Bank, and market sources of funds are sources of liability liquidity. The Company reviews its liquidity position on a regular basis based upon its current position and expected trends of loans and deposits. The policy of the Board of Directors is to maintain sufficient capital at not less than the “well-capitalized” thresholds established by banking regulators. Management believes that the Company maintains adequate sources of liquidity to meet its liquidity needs.

The Company’s liquid assets, defined as cash and due from financial institutions, interest earning time deposits in other financial institutions and the market value of unpledged securities available-for-sale, totaled $140.7 million at September 30, 2013 and constituted 28.2% of total assets at that date, compared to $97.4 million, or 19.8%, of total assets at December 31, 2012.

The Company also maintains lines of credit with the Federal Home Loan Bank. The total of these lines of credit were $72.9 million at September 30, 2013, of which $70.0 million in Federal Home Loan Bank advances were outstanding. The Company has additional securities and certain approved real estate loans available to pledge as collateral in order to increase our lines of credit with the Federal Home Loan Bank. At September 30, 2013, we had $125.7 million in unpledged securities available for sale. The Company actively utilizes its borrowing capacity with the Federal Home Loan Bank to manage liquidity and to provide a funding alternative to time deposits, if the Federal Home Loan Bank’s rates and terms are more favorable. The advances from the Federal Home Loan Bank can have maturities from overnight to multiple years. At September 30, 2013, $20.0 million of these advances were due within one year, and $50.0 million had maturities greater than a year.

The Company may also utilize the Federal Reserve discount window as a source of short-term funding. At September 30, 2013, the Company had no outstanding overnight borrowings with the Federal Reserve Bank discount window. The Company’s borrowing capacity at the Federal Reserve Bank discount window is based on the collateral value of pledged securities. During the second quarter of 2010, the Federal Reserve announced the discount window would return to its original intent of being a “lender of last resort”. The collateral value of securities pledged to the Federal Reserve discount window at September 30, 2013 totaled $5.2 million.

During the third quarter of 2012, the Company was extended an accommodation from First Tennessee Bank National Association to borrow federal funds up to the amount of $15.0 million. This federal funds accommodation is not and shall not be a confirmed line or loan, and First Tennessee Bank National Association may cancel such accommodation at any time, in whole or in part, without cause or notice, in its sole discretion. At September 30, 2013, the Company had no outstanding borrowings from First Tennessee Bank National Association.

Also during 2012, the Company signed a Federal Funds Line Agreement with Zions First National Bank to borrow federal funds up to the amount of $9.0 million. The credit limit amount is at the discretion of Zions First National Bank and may be modified at any time. At September 30, 2013, the Company’s borrowings from Zions First National Bank totaled $400,000.

Federal regulations establish guidelines for calculating “risk-adjusted” capital ratios and minimum ratio requirements. Under these regulations, banks are required to maintain a total risk-based capital ratio of 8.0% of risk-weighted assets and a Tier 1 risk-based capital ratio (primarily total shareholders’ equity less intangible assets) of at least 4.0% of risk-weighted assets. The Bank had total and Tier 1 risk-based capital ratios of 21.2% and 20.0%, respectively, at September 30, 2013, and was “well-capitalized” under the regulatory guidelines.

PART I – FINANCIAL INFORMATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS - continued

In addition, regulators have adopted a minimum leverage ratio standard for Tier 1 capital to average assets. The minimum ratio for top-rated institutions may be as low as 3%. However, regulatory agencies have stated that most institutions should maintain ratios at least 1 to 2 percentage points above the 3% minimum. As of September 30, 2013, the Bank’s leverage ratio was 14.2%. Capital levels for the Bank remain above the established regulatory capital requirements.

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

At September 30, 2013, given a +3.00% or -1.00% shock in interest rates, our model results in the Bank’s net interest income for the next twelve months changing by $(89,000), or (0.61)%, and $(310,000), or (2.11)%, respectively. The Bank’s Interest Rate Risk Management (“IRRM”) Policy sets limits for changes in net interest income given a +3.00% or -1.00% shock in interest rates of (15.00)% and (5.00)%, respectively.

The Company measures its economic value of equity at risk on a quarterly basis. Economic value of equity at risk measures the Company’s exposure to changes in its economic value of equity due to changes in a forecast interest rate environment. At September 30, 2013, given a +3.00% or -1.00% shock in interest rates, our model results in the Bank’s economic value of equity at risk for the next twelve months changing by (24.36)%, and (0.40)%, respectively. The Bank’s IRRM Policy sets limits for changes in the Bank’s economic value of equity at risk given a +3.00% or -1.00% shock in interest rates of (25.00)% and (15.00)%, respectively.

At September 30, 2013, the Bank was in compliance with its IRRM Policy limits regarding shocks between +3.00% and -1.00% in interest rates for changes in its net interest income and its economic value of equity.

Certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in the economic portfolio value of equity and net interest margin require making certain assumptions that may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in interest rates. In this regard, the information above assumes that the composition of our interest-sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and

PART I – FINANCIAL INFORMATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK - continued

assumes that particular changes in interest rates occur at different times and in different amounts in response to a designed change in the yield curve for U.S. Treasuries. Furthermore, although this information provides an indication of our interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on our net interest income. Finally, the above information does not take into account the changes in the credit risk of our assets which can occur in connection with changes in interest rates.

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

PART II – OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

As of September 30, 2013, there are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A. RISK FACTORS

As of September 30, 2013, there were no material changes to the “Risk Factors” disclosed in the Company’s Annual Report for the year ended December 31, 2012 on Form 10-K filed on March 27, 2013. However, the risks described in our 2012 Annual Report on Form 10-K are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Unregistered Sales of Equity Securities: Not applicable

(b)	Use of Proceeds: Not applicable

(c)	Repurchase of Our Equity Securities: Not applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

PART II – OTHER INFORMATION - continued

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012, (ii) the Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2012, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the nine months ended September 30, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2012, and (vi) the notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaPorte Bancorp, Inc.

November 13, 2013	/s/ Lee A. Brady
Date	Lee A. Brady,
Chief Executive Officer

November 13, 2013	/s/ Michele M. Thompson
Date	Michele M. Thompson,
President and Chief Financial Officer