Form 10-K
period 2013-12-31
LaPorte Bancorp, Inc.
filed 2014-03-18
CIK 1549276

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2013
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File No. 001-35684
LaPorte Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Maryland	35-2456698
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

710 Indiana Avenue, LaPorte, Indiana	46350
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (219) 362-7511
Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC
(Title of each class)	(Name of each exchange on which registered)
Securities Registered Pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☐    NO  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.     YES  ☒    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☒    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Based on the closing sales price on the NASDAQ Stock Market on June 30, 2013, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was $62.8 million.
On March 14, 2014, the number of shares outstanding of the Registrant’s Common Stock was 5,848,345 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2014 Annual Meeting of Shareholders are incorporated by reference in Part III.

PART I
Forward Looking Statements

This Annual Report on Form 10-K (including information incorporated by reference) contains future oral and written statements of LaPorte Bancorp, Inc. (the “Company”) and its management and may contain, forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance, and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should,” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of the Company and certain subsidiaries are detailed in “Item 1A – Risk Factors” within this Annual Report on Form 10-K. In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

•	changes in prevailing real estate values and loan demand both nationally and within our current and future market area;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing, and savings habits;

•	the amount of assessments and premiums we are required to pay for FDIC deposit insurance;

•	legislative or regulatory changes that affect our business including the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and its impact on our compliance costs;

•	our ability to manage the impact of changes in interest rates, spreads on interest earning assets and interest-bearing liabilities, and interest rate sensitivity;

•	rising interest rates and their impact on mortgage loan volumes;

•	our ability to successfully manage our commercial lending;

•	the financial health of certain entities, including government sponsored enterprises, the securities of which are owned or acquired by the Company;

•	adverse changes in the securities market;

•	the new capital rules which will take effect on January 1, 2015;

•	implementation of the “qualified mortgage” rule;

•	the costs, effects, and outcomes of existing or future litigation;

•	the economic impact of past and any future terrorist attacks, acts of war, or threats thereof and the response of the United States to any such threats and attacks;

•	the success of our mortgage warehouse lending program including the impact of the Dodd-Frank Act on the mortgage companies; and

•	the ability of the Company to manage the risks associated with the foregoing factors as well as anticipated risk factors.

These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 1.	Business
LaPorte Bancorp, Inc.
On October 4, 2012, LaPorte Bancorp, Inc., a Maryland corporation (the “Company,” including as the context requires prior to October 4, 2012, LaPorte Bancorp, Inc., a federal corporation) completed its conversion and reorganization to the stock holding company form of organization. The Company became the new stock holding company for The LaPorte Savings Bank (the “Bank”) and sold 3,384,611 shares of common stock at $8.00 per share, for gross offering proceeds of $27.1 million, in its stock offering. Concurrent with the completion of the offering, shares of common stock of LaPorte Bancorp, Inc., a federal corporation owned by the public were exchanged for 1.319 shares of the Company’s common stock so that existing shareholders of LaPorte Bancorp, Inc., a federal corporation, owned approximately the same percentage of the Company’s common stock as they owned of the common stock of LaPorte Bancorp, Inc., a federal corporation immediately prior to the conversion, as adjusted for the assets of LaPorte Savings Bank, MHC and their receipt of cash in lieu of fractional exchange shares. As a result of the offering and the exchange of shares, the Company had approximately 6,205,250 shares outstanding on the date immediately following the offering.
The Company’s primary business activities, apart from owning the shares of The LaPorte Savings Bank, currently consists of loaning funds to The LaPorte Savings Bank’s ESOP, investing in checking and money market accounts at The LaPorte Savings Bank, and investing in other investment securities. The Company has two wholly-owned subsidiaries, the Bank and LSB Risk Management, LLC, which was formed on December 27, 2013 as a pooled captive insurance company subsidiary to provide additional insurance coverage for the Company and its subsidiaries related to the operations of the Company for which insurance may not be economically feasible.
The Company is subject to regulation and examination by the Federal Reserve Board. The Company, as the holding company of The LaPorte Savings Bank, is authorized to pursue other business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies. On November 20, 2013, the Company elected to become a financial holding company. See “Supervision and Regulation—Holding Company Regulation” for a discussion of permitted activities. We currently have no specific arrangements or understandings regarding any such other activities.
The Company’s cash flow depends on dividends received from The LaPorte Savings Bank. The Company neither owns nor leases significant infrastructure, but instead pays a fee to the Bank for the use of its premises, equipment, and furniture. The Company employs only persons who are officers of the Bank to serve as officers of the Company. We will utilize support staff of the Bank from time to time and pay a fee to the Bank for the time devoted to Company business by those employees. However, these persons are not separately compensated by the Company. The Company may hire additional employees, as appropriate, to the extent it expands its business in the future.
At December 31, 2013, the Company had consolidated assets of $526.9 million, deposits of $346.7 million and total equity of $80.2 million.
The Company’s home office is located at 710 Indiana Avenue, LaPorte, Indiana 46350 and the telephone number is (219) 362-7511.
The LaPorte Savings Bank
The LaPorte Savings Bank is an Indiana-chartered savings bank that operates seven full-service locations in LaPorte and Porter Counties, Indiana and a mortgage loan production office in St. Joseph, Michigan. We offer a variety of deposit and loan products to individuals and businesses, most of which are located in our primary market areas of LaPorte and Porter Counties, Indiana. The Bank is subject to comprehensive regulation and examination by the Federal Deposit Insurance Corporation and the Indiana Department of Financial Institutions. The Bank has one wholly-owned subsidiary, LSB Investments, Inc., which manages a large portion of the investment portfolio for the Bank. LSB Investments, Inc. has one wholly-owned subsidiary, LSB Real Estate, Inc., which is a real estate investment trust that purchases mortgage loans originated by the Bank.
Our business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in mortgage warehouse loans, commercial real estate loans, residential loans, commercial loans, home equity loans and lines of credit, and to a lesser extent, construction and land loans, automobile, and other consumer loans. In addition, we invest in mortgage-backed securities, collateralized mortgage obligation securities, municipal bond securities, U.S. treasury and agency securities, corporate bond securities and interest-earning time deposits at other financial institutions. We also offer trust services through a referral agreement with a third party. For a description of our business strategy, see “Item7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Strategy.”

Our website address is www.laportesavingsbank.com. Information on our website is not and should not be considered a part of this Annual Report on Form 10-K.
Market Area
Our primary market for both loans (with the exception of mortgage warehouse loans) and deposits is currently primarily around the areas where our full-service banking offices are located in LaPorte and Porter Counties in Indiana as well as the contiguous counties in Indiana and Michigan. We also increased our market area for residential mortgage loans to St. Joseph, Michigan, and its surrounding areas when we opened our loan production office in September 2013.
Because of its location at the southern tip of Lake Michigan, LaPorte County is a major access point to the Chicago market for both rail and highway. LaPorte County is the second largest county geographically in Indiana. The southern part of the county is rural and agricultural in nature. The northern part of the county is where LaPorte and Michigan City are located and the majority of the population is centered. LaPorte County has experienced a small growth in population of 1.0% from 110,106 in 2000 to 111,246 in 2012, according to the 2012 Indiana Business Research Center at Indiana University Kelley School of Business (“Indiana Business Research Center”). The economies of LaPorte and Michigan City are mainly large manufacturing; however, both have made the transition to health care and social services, light industry, and construction. Michigan City has seen growth in the tourism industry due to its location on Lake Michigan, as well as, the presence of a casino and large retail outlet mall. According to the Indiana Business Research Center, LaPorte County’s major employment sectors are manufacturing and health care and social assistance, and its unemployment rate was 10.0% at the end of 2012, which was above the state’s rate of 8.4% at the end of 2012. LaPorte County's median household income in 2012 was slightly below the state’s median household income. LaPorte County ranks 35th in the state for those with educations of college graduate or higher. We continued to experience moderately declining property values with pockets of stability in certain areas of LaPorte County during 2013.
Porter County, to the west of LaPorte County, has historically seen higher growth because of its proximity to the Chicago market. The population of Porter County grew 0.8% from the 2010 U.S. Census to 165,682 in 2012 according to the Indiana Business Research Center. Porter County’s major employment sectors are manufacturing, health care and social services, and government. The economy of Porter County is critical to the Northwest Indiana region, which is made up of seven counties. The majority of the population within Porter County is centered between Portage and Valparaiso. Our Chesterton branch is located between Portage and Valparaiso. The unemployment rate for Porter County of 6.9% as of the end of 2012 was below the state’s rate of 8.4% as of the end of 2012 and the median household income in 2010 ranked 5th highest in the state of Indiana according to the Indiana Business Research Center. It is the 13th highest ranking county in the state for those with educations of college graduate or higher also according to the Indiana Business Research Center. We also continue to experience moderately declining property values with pockets of stability in certain areas of Porter County during 2013.
Competition
We face significant competition in both originating loans and attracting deposits. Both LaPorte and Porter Counties have a significant concentration of financial institutions, many of which are significantly larger than us and have greater financial resources than we do. Our competition for loans comes principally from commercial banks, mortgage banking companies, credit unions, leasing companies, insurance companies, and other financial service companies. In addition, our mortgage warehouse lending competition is nationwide, and we are often competing with institutions that are significantly larger and may be able to offer larger lines or facilities. Our most direct competition for deposits has historically come from commercial banks, savings banks, and credit unions. We face additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms, and insurance companies.
We believe our convenient branch locations, our emphasis on personalized banking, and our ability for local decision-making in our banking business provide a competitive advantage over the competition in our market areas. Specifically, we promote and maintain relationships and build customer loyalty within the communities we serve by focusing our marketing and community involvement on the specific needs of these communities. Within LaPorte and Porter Counties in Indiana, the Bank had deposit market shares of 19.1% and 1.6%, respectively, at June 30, 2013, which represented the second and ninth largest deposit market shares in the respective counties.

Lending Activities
Historically, our principal lending activity had been the origination of first mortgage loans for the purchase or refinance of one- to four-family residential real estate properties. In 2007, we began to shift our focus to strategically grow our commercial real estate and commercial business loan portfolios in an effort to increase interest income and build commercial banking relationships. As part of this initiative, we hired additional experienced commercial lenders and separated our credit administration and lending departments into two departments. In 2011, as part of our strategy to grow this type of lending, we hired a new Executive Vice President and Chief Credit Officer who has over 16 years of experience in commercial lending.
During 2009, we also introduced a new mortgage warehouse lending department, led by an executive with over 16 years of experience in the field. This type of lending increased our profitability in recent years through higher interest income and yields as well as related fee income. Our mortgage lending business experienced a decline in average total outstanding balances during 2013 as mortgage loan interest rates increased and refinancing activity slowed. In an effort to offset the impact of these challenges, we added eight new mortgage warehouse lines which helped to diversify these lines geographically in the United States.
Even though these shifts in our lending types resulted in a reduction of our one- to four-family residential loan portfolio as a percentage of our total loans since 2007, we continued to originate fixed rate one- to four-family residential loans for sale into the secondary market and adjustable rate mortgages to retain within our loan portfolio. During the latter part of 2013, we began to retain some fixed mortgages with a 10-15 year term mortgages within our portfolio in order to increase our loan balances and to reduce the effect of the amortization of the older mortgages in the portfolio. Also during 2013, we strengthened our residential lending team and infrastructure by hiring an experienced residential mortgage lending manager to grow our mortgage origination business in our local market areas in Laporte and Porter Counties in Indiana. In addition, we established a mortgage loan production office in St. Joseph, Michigan, and hired two experienced mortgage originators and an underwriter within that market. At the end of 2013, we also hired an experienced mortgage originator in our Porter County market to increase our market share in that area. These strategic additions are intended to increase our purchase mortgage business to reduce the impact of the decline in mortgage refinances.
The volume of and risk associated with our loans are affected by general economic conditions, including the continued weakness in real estate values.
Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by management and approved by the Board of Directors. The lending policy is reviewed and updated at least annually, most recently in December 2013. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the officer’s experience and tenure. In addition, our Executive Vice President and Chief Credit Officer has the authority to approve all commercial loans or lending relationships up to $500,000. Generally, all commercial loans or lending relationships greater than $500,000 but less than $1.25 million must be approved by our Officer Loan Committee, which is compromised of the Chief Executive Officer, President and Chief Financial Officer, Executive Vice President and Chief Credit Officer, Senior Vice President – Mortgage Warehousing, and Senior Vice President – Commercial Lending. Individual loans or lending relationships with aggregate exposure in excess of $1.25 million but less than $3.5 million must be approved by our Board of Directors Loan Committee, which includes five outside directors. Loans or lending relationships in excess of $3.5 million must be approved by the full Board of Directors.
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

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated with the exception of mortgage loans held for sale totaling $1.1 million, $1.2 million, $3.0 million, $4.2 million, and $981,000 at December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

	At December 31,
	2013		2012		2011		2010		2009
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate:
One- to four-family	$35,438	11.94%	$36,996	11.64%	$45,576	15.25%	$57,144	20.64%	$70,126	27.08%
Five or more family	15,402	5.19	14,284	4.49	17,719	5.93	11,586	4.18	6,743	2.61
Commercial	83,782	28.22	79,817	25.12	80,430	26.90	79,807	28.82	75,506	29.16
Construction	4,452	1.50	2,901	0.91	3,806	1.27	6,832	2.47	5,420	2.09
Land	8,438	2.84	8,857	2.79	9,634	3.22	10,795	3.90	11,753	4.54
Total real estate	147,512	49.68	142,855	44.95	157,165	52.57	166,164	60.01	169,548	65.48
Mortgage warehouse	115,443	38.88	137,467	43.26	103,864	34.74	69,600	25.13	43,765	16.90
Consumer and other loans:
Home equity	11,397	3.84	12,267	3.86	12,966	4.34	14,187	5.12	15,704	6.07
Commercial	17,640	5.94	20,179	6.35	18,017	6.03	17,977	6.49	18,122	7.00
Automobile and other loans (1)	4,920	1.66	5,018	1.58	6,942	2.32	8,985	3.25	11,790	4.55
Total consumer and other loans	33,957	11.44	37,464	11.79	37,925	12.69	41,149	14.86	45,616	17.62
Total loans	$296,912	100.00%	$317,786	100.00%	$298,954	100.00%	$276,913	100.00%	$258,929	100.00%
Net deferred loan costs	278		214		177		133		122
Allowance for loan losses	(3,905)		(4,308)		(3,772)		(3,943)		(2,776)
Total loans, net	$293,285		$313,692		$295,359		$273,103		$256,275

(1)
Includes $508,000, $1.2 million, $2.2 million, $3.4 million, and $4.8 million of indirect automobile loans at December 31, 2013, 2012, 2011, 2010, and 2009, respectively. Includes $4.4 million, $3.9 million, $4.7 million, $5.6 million, and $7.0 million of direct automobile loans and other loans at December 31, 2013, 2012, 2011, 2010, and 2009, respectively.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2013. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	One- to Four-Family		Five or More Family		Commercial Real Estate		Mortgage Warehouse
Due During the Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2014	$837	5.56%	$3,552	5.64%	$15,578	5.55%	$115,443	4.13%
2015	756	5.45	57	6.75	4,568	6.32	—	—
2016	558	5.57	379	6.33	6,844	5.68	—	—
2017 to 2018	2,141	5.59	8,734	4.64	39,181	4.72	—	—
2019 to 2023	3,251	5.78	2,524	4.26	10,902	5.75	—	—
2024 to 2028	2,811	5.69	—	—	3,301	6.20	—	—
2029 and beyond	25,084	5.30	156	6.63	3,408	5.77	—	—
Total	$35,438	5.41%	$15,402	4.88%	$83,782	5.28%	$115,443	4.13%

	Commercial Non-Real Estate		Construction and Land		Home Equity, Automobile and Other		Total
Due During the Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2014	$4,482	4.29%	$7,486	5.22%	$2,140	4.33%	$149,518	4.39%
2015	2,139	5.23	1,545	4.66	1,568	4.93	10,633	5.60
2016	3,060	4.93	1,629	5.75	1,539	4.93	14,009	5.46
2017 to 2018	6,093	4.96	1,809	5.19	5,467	4.37	63,425	4.74
2019 to 2023	1,670	5.17	244	5.35	5,359	4.96	23,950	5.37
2024 to 2028	196	7.00	—	—	243	7.12	6,551	6.04
2029 and beyond	—	—	178	6.00	—	—	28,826	5.37
Total	$17,640	4.86%	$12,891	5.23%	$16,316	4.70%	$296,912	4.77%
The following table sets forth the contractual maturities of fixed- and adjustable-rate loans at December 31, 2013 that are due after December 31, 2014.

	Due After December 31, 2014
	Fixed	Adjustable	Total
	(Dollars in thousands)
Real Estate:
One- to four-family	$21,612	$12,989	$34,601
Five or more family	11,774	76	11,850
Commercial	43,076	25,128	68,204
Land	2,720	2,685	5,405
Total real estate loans	79,182	40,878	120,060
Consumer and other loans:
Home equity	2,172	7,876	10,048
Commercial	9,278	3,880	13,158
Automobile and other	4,005	123	4,128
Total consumer and other loans	15,455	11,879	27,334
Total loans	$94,637	$52,757	$147,394

One- to Four-Family Residential Loans. At December 31, 2013, approximately $35.4 million, or 11.9% of our loan portfolio, consisted of one- to four-family residential loans. The majority of the one- to four-family residential mortgage loans we originate are conventional, but we also offer FHA and VA loans. We do not, nor have we ever engaged in subprime lending, defined as mortgage loans to borrowers who do not qualify for market interest rates because of problems with their credit history. Our one- to four-family residential mortgage loans are currently originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, although loans may be made with higher loan-to-value ratios at a higher interest rate to compensate for the increased credit risk. Private mortgage insurance is generally required on loans with a loan-to-value ratio in excess of 80%. Fixed-rate loans are generally originated for terms between 10 and 30 years. Depending on market conditions, we generally sell a majority of our longer term fixed rate one- to four-family residential loans as part of our asset/liability management strategy. During the latter part of 2013, we strategically began to retain a small portion of 10 to 15 year fixed-rate loans within our loan portfolio. At December 31, 2013, our largest loan secured by one- to four-family real estate had a principal balance of approximately $1.9 million and was secured by a single family residence. This loan was performing in accordance with its original repayment terms at December 31, 2013. At December 31, 2013, $1.2 million of our one- to four-family residential mortgage loans were classified as non-performing.
We also offer adjustable rate mortgage loans with fixed interest rate terms of three, five, or seven years before converting to an annual adjustment schedule based on changes in the London Interbank Offered Rate or the designated United States Treasury index. These adjustable rate mortgage loans may be sold on the secondary market or retained in our loan portfolio. We originated $3.3 million of adjustable rate one- to four-family residential loans during the year ended December 31, 2013. The adjustable rate mortgage loans that we originate provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 600 basis points, and amortize over terms of up to 30 years.
Adjustable rate mortgage loans help decrease the risk associated with changes in market interest rates based on their periodic repricing terms. However, adjustable rate mortgage loans involve other risks because, as interest rates increase, so do the interest payments on the loan, which may increase the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2013, $13.0 million, or 37.5%, of our one- to four-family residential loans contractually due after December 31, 2014 had adjustable rates of interest.
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
Mortgage Warehouse Lending. In May 2009, we introduced a mortgage warehousing lending line of business, headed up by an individual brought into the organization with an extensive background in mortgage warehouse lending. Under this program, we provide financing to approved mortgage companies for the origination and sale of residential mortgage loans. Each individual mortgage is assigned to us until the loan is sold to the secondary market by the mortgage company. We take possession of each original note, or in some instances a third party custodian takes possession, and forwards such note to the end investor once the mortgage company has sold the loan. These individual loans are typically sold by the mortgage company within 30 days and are seldom held more than 90 days. Interest income is accrued during this period and fee income for each loan sold is collected when the loan is sold. Agency eligible, governmental (FHA insured or VA guaranteed), and jumbo residential mortgage loans that are secured by mortgages placed on existing one- to four-family dwellings may be purchased and placed in the mortgage warehouse line.
We have established several controls intended to minimize potential risks related to the approval of potential mortgage warehouse participants. The Bank performs an on-site due diligence review of all potential participants to ensure satisfactory controls are being performed as they relate to all aspects of the mortgage business, which includes a review performed by an independent third party. We also obtain substantial reference checks on potential participants from a variety of sources to ensure these companies have a satisfactory track record. Once these reviews are completed, the Senior Vice President – Mortgage Warehousing prepares a “Request for Approval” summarizing this information and our Commercial Credit department performs a detailed financial analysis of potential participants. This information is then presented to the Board of Directors for approval.

We have also established several controls to minimize potential risks as they relate to approved mortgage warehouse participants. The Bank has engaged an outside mortgage due diligence firm to perform on-site due diligence reviews of the participants. Each participant is reviewed at least every three years; however, participants with higher approved line limits are reviewed every other year, and in some cases annually. We may have a special review performed on any of our participants at any time, if warranted. We maintain daily interaction with all of our participants and also continue our own on-site visits. Participants are required to maintain errors and omission insurance and fidelity bond coverage.
In an effort to minimize potential risks as they relate to the individual mortgage loans originated by the mortgage warehouse participants, we have established several controls. The Bank will not fund a mortgage loan unless there is a valid takeout commitment to purchase from an institutional secondary market investor on our approved investor list. We will only wire funds for the origination of a loan to title companies which are independent of the mortgage warehouse participant. We randomly select loans each month for internal verification purposes with results of the testing reported monthly to the Bank’s Officer Loan Committee. If a mortgage loan remains in the warehouse for more than 60 days, a principal curtailment payment is required from the warehouse participant, which results in the mortgage loan being paid off within 180 days of origination.
Lastly, the Bank maintains a financial institution’s Third Party Catastrophe Blanket Bond insurance policy. The policy provides coverage for any fraudulent acts committed by our mortgage warehouse participants or any fraudulent acts committed by a third party involved in the mortgage transaction. The limit of liability for this policy is $7.5 million, with a deductible of $1.0 million at December 31, 2013.
During 2013, we added eight new warehouse participants with credit lines ranging between $2.0 million and $15.0 million. We added the new participants to provide additional warehouse activity, interest income, and fee income to offset the impact the increased mortgage interest rates had on our warehouse business in 2013. We are uncertain as to the potential future impact on our mortgage warehouse business related to the 2014 rule from the Consumer and Financial Protection Bureau under the Dodd-Frank Act that addresses a lender’s liability related to qualifying and non-qualifying mortgages and the ability of a borrower to repay their mortgage.
At December 31, 2013, we had repurchase agreements with 18 mortgage companies and held $115.4 million of mortgage warehouse loans outstanding. During the year ended December 31, 2013, we recorded interest income of $4.4 million, mortgage warehouse loan fees of $680,000 and wire transfer fees of $239,000. During the year ended December 31, 2012, we recorded interest income of $5.2 million, mortgage warehouse loan fees of $835,000 and wire transfer fees of $295,000.
Commercial Real Estate and Five or More Family Loans. At December 31, 2013, $99.2 million, or 33.4%, of our total loan portfolio consisted of commercial real estate and five or more family loans. These types of loans are secured by retail, industrial, warehouse, service, medical, residential apartment complexes, and other commercial properties. We believe that these types of loans can be a helpful asset/liability management tool because on average, these loans have a shorter term to repricing and a higher yield than our residential loans.
We originate both fixed- and adjustable-rate commercial real estate and five or more family loans, including partially guaranteed U.S. Small Business Administration loans. At December 31, 2013, we had $3.0 million of U.S. Small Business Administration loans in this portfolio. Our originated fixed-rate commercial real estate and five or more family loans generally have initial terms of up to five years, with a balloon payment at the end of the term. Our originated adjustable-rate commercial real estate and five or more family loans generally have an initial term of three- to five-years and a repricing option. Our originated commercial real estate and five or more family loans generally amortize over 15 to 20 years with a maximum loan-to-value ratio of generally 80%. At December 31, 2013, our largest commercial real estate loan relationship was $5.9 million and was secured by a hotel. At December 31, 2013, our largest five or more family loan relationship was $4.2 million and was secured by three residential apartment complexes. At December 31, 2013, each of these loan relationships was performing in accordance with its original repayment terms.
We consider a number of factors in originating commercial real estate and five or more family loans. We evaluate the qualifications and financial condition of the borrower, including credit history, cash flows, and management expertise, as well as the value and condition of the mortgaged property securing the loan. When evaluating the qualifications of the borrower, we consider the financial resources of the borrower, the borrower’s experience in owning or managing similar property, and the borrower’s payment history with us and other financial institutions. In evaluating the property securing the loan, the factors we consider include the net operating income of the mortgaged property before debt service, the ratio of the loan amount to the appraised value of the mortgaged property, and the debt service coverage ratio (the ratio of net operating income to debt service) to ensure that it is at least 1.20 times the annual debt service. It is our general policy to obtain personal guarantees from commercial real estate borrowers, although we may consider waiving this requirement based upon the loan-to-value ratio and the debt coverage ratio of the proposed loan. All purchase-money and mortgage refinance borrowers are required to obtain title insurance. We also require on-going financial reporting, fire, and casualty insurance and, where circumstances warrant, flood insurance.

Loans secured by commercial real estate generally are considered to present greater risk than one- to four-family residential loans. Commercial real estate loans often involve large loan balances to single borrowers or groups of related borrowers. Repayment of these loans depends to a large degree on the results of operations and management of the properties securing the loans or the businesses conducted on such property and may be affected to a greater extent by adverse conditions in the real estate market or the economy in general, including declining real estate values. Accordingly, the nature of these loans makes them more difficult for management to monitor and evaluate and more vulnerable to adverse economic conditions. At December 31, 2013, $897,000 of our commercial real estate loans and none of our five or more family loans were classified as non-performing.
The following table sets forth information regarding our commercial real estate and five or more family loans at December 31, 2013.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)
Non-owner occupied real estate:
Commercial real estate	109	$16,365
Five or more family	19	15,402
Owner occupied real estate:
Development and rental	39	8,265
Health care and social	10	3,730
Retail trade	36	7,367
Accommodation and food	30	20,881
Other services	38	4,630
Manufacturing	30	5,722
Construction	34	5,160
Arts, entertainment and recreation	9	6,101
Other miscellaneous	43	5,561
	397	$99,184
Commercial Loans. At December 31, 2013, $17.6 million, or 5.9%, of our total loan portfolio consisted of commercial loans. Commercial credit is offered primarily to business customers, usually for asset acquisition, business expansion, or working capital purposes. Current term loan originations generally have a three- to five-year term with a balloon payment at the end of the term. Current term loan originations will not exceed 20 years without approval from the Bank’s Board of Directors. The maximum loan-to-value ratio of our current commercial loan originations is generally between 50% to 80%, depending on the type and marketability of the loan’s underlying collateral. The extension of a commercial credit is based on the ability and stability of management, whether cash flows support the proposed debt repayment, the borrower’s earnings projections and related assumptions, and the value and marketability of any underlying collateral. At December 31, 2013, our largest commercial loan balance was $3.2 million, and was secured by medical equipment and was performing in accordance with its original terms.
The following table sets forth information regarding our commercial business (non-real estate) loans at December 31, 2013.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)
Health care and social	6	$3,233
Retail trade	86	2,027
Accommodation and food	7	2,177
Other services	15	527
Manufacturing	25	3,193
Construction	18	237
Public Administration	12	1,694
Finance, insurance and estates	7	1,956
Other miscellaneous	38	2,596
	214	$17,640

Commercial loans generally have a greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to repay based on their income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are typically made on the basis of the borrower’s ability to repay from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself, which may be highly vulnerable to changes in general economic conditions (including the weak economic environment experienced in recent years). Further, the collateral securing the loans may depreciate over time, be difficult to appraise, and fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards. At December 31, 2013, $27,000 of our commercial loans were classified as nonperforming.
Home Equity Loans and Lines of Credit. We originate fixed home equity loans and variable rate home equity lines of credit secured by the borrower’s residence. The home equity products we originate generally are limited to 80-90% of the property value less any other mortgages depending on tiered credit requirements as established in our credit policy. The variable interest rates for home equity lines of credit are determined by a specified margin over the Wall Street Journal prime rate and may not exceed a designated maximum over the life of the loan. Our home equity lines of credit have an interest rate floor, and at December 31, 2013, the interest rates on the majority of these lines of credit were at their floor. We currently offer home equity loans with terms of up to 15 years with principal and interest paid monthly from the closing date. Our home equity lines of credit provide terms up to 20 years with an initial draw period of up to 10 years and a 10 year repayment period. Historically, our home equity products have monthly repayment requirements that include principal and interest calculated based on 2% of the outstanding principal balance. We previously offered interest-only home equity loans up to a five year term with payments of monthly interest. At the end of the initial term, the line must be paid in full or renewed.
At December 31, 2013, $11.4 million or 3.8% of our total loan portfolio consisted of home equity loans and lines of credit. At December 31, 2013, our largest home equity loan balance was $207,000 and was performing in accordance with its original terms.
Home equity lending is subject to the same risks as one- to four-family residential lending except that, since home equity loans and lines of credit tend to carry higher loan-to-value ratios and more household debt than one- to four-family residential loans, there is often a somewhat higher degree of credit risk, particularly in a period of economic difficulties such as those experienced in recent years. At December 31, 2013, $43,000 of our home equity loans were classified as non-performing.
Construction and Land Loans. At December 31, 2013, $12.9 million, or 4.3%, of our total loan portfolio consisted of construction and land loans. We make commercial land development and residential land loans. These loans generally have an interest-only phase during construction then convert to permanent financing. The maximum loan-to-value ratio applicable to these loans is generally 80%. At December 31, 2013, our total balance of commercial land development and residential land loans was $8.4 million. At December 31, 2013, our largest commercial real estate development loan relationship, which was secured by developed land, totaled $2.1 million and was considered a nonperforming loan. We are currently receiving payments on this relationship through the bankruptcy court and based on our most recent collateral value assessment, in addition to judgment liens on unencumbered real estate, management believes no additional provision for loan losses will be required.
We may also make loans to builders and developers for the development of one- to four-family lots in our market area. Land loans are generally made in amounts up to a maximum loan-to-value ratio of 75% based upon an independent appraisal. It is our general policy to obtain personal guarantees from the builders and developers for our land loans.
A majority of our mortgage construction loans are for the construction of residential properties and carry fixed rates. Most of our current residential construction loan originations are structured for permanent mortgage financing within our policy guidelines for one- to four-family residential loans once the construction is completed. Depending on the terms of the permanent mortgage loans, we may decide to sell the loan on the secondary market. At December 31, 2013, our largest residential construction loan balance was $188,000, which was secured by the construction of a one- to four-family residence and performing in accordance with its original terms.
We also make construction loans for commercial development projects such as hospitality, apartment, small retail, and office buildings. These loans generally have an interest-only phase during construction then convert to permanent financing. Disbursements of construction loan funds are processed through a title company at our discretion based on the progress of construction. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. At December 31, 2013, we had construction loans with an outstanding aggregate balance of $3.6 million and $540,000 of available commitments which were secured by commercial property. At December 31, 2013, our largest commercial construction loan relationship was $1.8 million, which was secured by the construction of two restaurants and was performing in accordance with its original terms.

The majority of our current commercial construction loans are subject to our normal underwriting procedures prior to being converted to permanent financing. Most of our current construction loans, once converted to permanent financing, repay over a period of 20 years. In addition, most of our current construction loans have interest only payments during the construction period. Such loans are made up to 80% of the lesser of the appraised value of the completed property or contract price plus value of the land improvements. Funds are disbursed based on our inspections in accordance with a projection completion schedule.
In the past, we occasionally have made loans to builders and developers “on speculation” to finance the construction of residential property where justified by an independent appraisal. Whether we are willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by a separate underwriting process. At December 31, 2013, we had no construction loans outstanding secured by one- to four-family residential property built on speculation. Given the recent economic conditions and overall concerns with the construction development industry, we no longer participate in this type of lending and do not anticipate a change in this strategy in the near future.
For all construction and land loans, we utilize outside independent appraisers approved by the Bank’s Officer Loan Committee. All borrowers are required to obtain title insurance. We also require builders risk insurance on construction loans and, where circumstances warrant, flood insurance on properties.
Construction and land lending generally affords us an opportunity to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction and land lending to persons other than owner-occupants generally involve a higher level of credit risk than permanent one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on construction projects (including the recent economic slowdown), real estate developers, and managers. In particular, a slow real estate market, as we have recently experienced, will likely have a significant impact on the ability of the borrower to sell newly constructed units. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Our risk of loss on a construction or land loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project (which may fluctuate based on market demand) and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project with a value that is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt. In such cases, we may be required to modify the terms of the loan.
The table below sets forth by type the amount of our construction and land loans, including the amount of such non-performing loans at December 31, 2013. All of the loans are secured by properties located within our market area.

	Net Principal Balance	Non-Performing
	(Dollars in thousands)
One- to four-family construction	$503	$—
Multi-family construction	383	—
Commercial construction	3,566	—
Land	8,438	2,747
Total construction and land loans	$12,890	$2,747

Consumer and Other Loans. We offer a variety of loans that are secured by assets other than real estate such as deposits, recreational vehicles or boats, and automobiles. Our automobile loans are currently originated directly by us. In recent years, we had originated these loans indirectly through local automobile dealerships. At December 31, 2013, our consumer and other loans totaled $4.9 million, or 1.7%, of the total loan portfolio. At December 31, 2013, $508,000 million, or 0.2%, of our total loan portfolio consisted of indirect automobile loans, down from $1.2 million, or 0.4%, of our total loan portfolio at December 31, 2012.
The terms of our consumer and other loans vary according to the type of collateral, length of contract, and creditworthiness of the borrower. We generally will originate direct automobile loans for up to 100% of the retail value for a new or used automobile. The repayment schedule of loans covering both new and used vehicles is consistent with the expected life and normal depreciation of the vehicle. The majority of the loans for recreational vehicles and boats were originated by City Savings Bank prior to the City Savings Bank merger and were written for no more than 80% of the estimated sales price of the collateral, for a term that is consistent with the vehicle’s expected life and normal depreciation.
Consumer loans may entail greater credit risk than residential mortgage loans, particularly in the case of loans which are secured by rapidly depreciable assets, such as automobiles. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are likely to be affected by adverse personal circumstances and the overall economy, including the weak economic environment we have experienced in recent years. Furthermore, the application of various state laws, including bankruptcy and insolvency laws, may limit the amount that can be recovered on such loans.
Loan Originations, Purchases, and Sales. Our loan origination activities have been primarily concentrated in our local market area. New loans are generated primarily from local realtors, walk-in customers, customer referrals, and other parties with whom we do business, and from the efforts of commissioned residential mortgage originators and advertising. Loan applications are underwritten and processed at our main office, or at our St. Joseph, Michigan loan production office. All loans receive final approval at our main office.
From time to time, we purchase loans from third parties to supplement loan production. In particular, we may purchase loans of a type that are not available, or that are not available with as favorable terms, in our own market area. We generally use the same underwriting standards in evaluating loan purchases as we do in originating loans. We made no loan purchases during 2013 and 2012. During 2011, we purchased one U.S. Department of Agriculture guaranteed loan from a third party which was subsequently repaid in 2012. At December 31, 2013, $930,000, or less than 1% of our loan portfolio consisted of purchased loans, and all of these purchased loans were serviced by others.
We often sell some of our originated loans in the secondary market. We generally make decisions regarding the amount of loans we wish to sell based on interest rate and/or credit risk management considerations. For instance, during 2013 and 2012, we sold the majority of our fixed-rate residential loan production as the lower interest rate environment made such loans attractive to consumers but unattractive to us as long-term investments. We base our decision on servicing residential mortgage loans based on customer preference and adjust the rate accordingly. If a customer desires for us to service the residential mortgage loan, then we generally sell the loan to Freddie Mac with servicing retained, otherwise we generally sell the residential mortgage loan with servicing released to a private investor. At December 31, 2013, we serviced $66.1 million of loans for others, the majority of which were mortgage loans serviced for Freddie Mac. In addition, we occasionally sell participation interests in our large, multi-family and commercial real estate loans in order to diversify our risk.

The following table shows our loan origination, sale, and principal repayment activities during the years indicated. One commercial real estate loan was purchased during the years indicated.

	For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Total loans at beginning of period	$317,786	$298,954	$276,913
Loans originated:
Real estate:
One- to four-family	36,119	49,634	39,244
Five or more family	9,649	3,181	6,919
Commercial	39,927	16,745	13,602
Construction	3,126	5,482	3,127
Land	795	211	2,246
Mortgage warehouse	2,287,525	2,787,842	1,988,579
Consumer and other loans:
Home equity	5,576	6,775	3,669
Commercial	4,805	9,285	6,750
Automobile and other	2,072	852	1,554
Total loans originated	2,389,594	2,880,007	2,065,690
Loans purchased:
Real estate:
Commercial	—	—	1,007
Total loans purchased	—	—	1,007
Loans sold:
Real estate:
One- to four-family	(30,056)	(49,916)	(39,028)
Total loans sold	(30,056)	(49,916)	(39,028)
Deduct:
Principal repayments	(2,380,412)	(2,811,259)	(2,005,628)
Net loan activity	(20,874)	18,832	22,041
Total loans at end of period (excluding net deferred loan fees and costs)	$296,912	$317,786	$298,954
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
In our collection efforts, we will first attempt to cure any delinquent loan. If a real estate secured loan is placed on nonaccrual status, it will be subject to transfer to the other real estate owned (“OREO”) portfolio (properties acquired by or in lieu of foreclosure), upon which our Executive Vice President and Chief Credit Officer will pursue the sale of the real estate. Prior to this transfer, the loan balance may be reduced, with a charge-off against the allowance for loan losses if necessary, to reflect its current market value less estimated costs to sell. Write downs of OREO that occur after the initial transfer from the loan portfolio and costs of holding the property are recorded as other operating expenses, except for significant improvements which are capitalized to the extent that the carrying value does not exceed estimated net realizable value.

Fair values for determining the value of collateral are estimated from various sources, such as real estate and equipment appraisals, financial statements, and from any other reliable sources of available information. For those loans deemed to be impaired, collateral value is reduced for the estimated costs to sell. Reductions of collateral value are based on historical loss experience, current market data, and any other source of reliable information specific to the collateral.
This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance for loan losses at levels to absorb probable incurred losses, future additions may be necessary if economic or other conditions in the future differ from the current environment.
The following table sets forth the amounts and categories of our nonperforming assets at the dates indicated. None of our mortgage warehouse loans have been considered nonperforming assets at the dates indicated.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Nonaccrual loans:
Real estate:
One- to four- family	$1,044	$1,831	$1,325	$1,224	$1,059
Commercial	843	2,642	1,935	2,819	3,854
Construction	—	—	—	—	858
Land	2,748	2,985	2,800	2,468	1,169
Total real estate	4,635	7,458	6,060	6,511	6,940
Consumer and other loans:
Home equity	43	53	14	377	392
Commercial	—	—	28	—	381
Automobile and other	3	5	8	4	3
Total consumer and other loans	46	58	50	381	776
Total nonaccruing troubled debt restructured loans (1)	227	842	254	—	—
Total nonaccrual loans	4,908	8,358	6,364	6,892	7,716
Loans greater than 90 days delinquent and still accruing	—	—	—	—	—
Total nonperforming loans	4,908	8,358	6,364	6,892	7,716
Foreclosed assets:
One- to four- family	281	133	140	596	399
Commercial	646	384	365	530	155
Land	261	385	507	390	—
Total foreclosed assets	1,188	902	1,012	1,516	554
Total nonperforming assets	$6,096	$9,260	$7,376	$8,408	$8,270

Total accruing troubled debt restructured loans (2)	$1,949	$—	$—	$—	$—

Ratios:
Nonperforming loans to total loans	1.65%	2.63%	2.13%	2.49%	2.98%
Nonperforming assets to total assets	1.16	1.88	1.55	1.89	2.04

(1)
At December 31, 2013, $146,000 of one- to four-family residential loans, $54,000 commercial real estate loans, and $27,000 commercial loans were classified as nonaccruing troubled debt restructured loans. At December 31, 2012, $127,000 of one- to four-family residential loans; $648,000 commercial real estate loans; $29,000 commercial loans; and $38,000 automobile and other loans were classified as nonaccuring troubled debt restructured loans.

(2)
At Decmeber 31, 2013, $1.9 million of commercial real estate loans, $58,000 of one- to four-family loans, and $32,000 of automobile and other loans were classified as accruing troubled debt restructured loans.

Total nonperforming loans decreased $3.4 million, or 41.3%, to $4.9 million at December 31, 2013 compared to $8.4 million at December 31, 2012. The decrease in nonperforming loans was primarily due to the transfer of three commercial real estate loan relationships totaling $1.3 million, one commercial real estate and one- to four-family loan relationship totaling $390,000, and four one- to four-family relationships totaling $394,000 to other real estate owned during 2013. Also, two nonperforming commercial real estate loan relationships totaling $887,000 and one nonperforming one- to four-family loan relationship totaling $158,000 were repaid in full during 2013. Finally, three nonperforming one- to four-family and consumer relationships totaling $397,000 at December 31, 2012 were transferred back to accrual status during 2013.
Nonperforming commercial real estate and land loans totaled $3.6 million at December 31, 2013, of which $2.9 million was attributable to one loan relationship secured primarily by developed land with close proximity to Lake Michigan that was originally intended for residential use. We are currently receiving payments through a bankruptcy filing granted to this borrower.
For the year ended December 31, 2013, contractual gross interest income of $352,000 would have been recorded on non-performing loans if those loans had been current in accordance with their original terms and been outstanding throughout the year or since origination. For the year ended December 31, 2013, gross interest income that was recorded related to such non-performing loans totaled $75,000.
Troubled Debt Restructured Loans. A loan is considered a troubled debt restructuring if we grant a concession to the borrower and the borrower is experiencing financial difficulties. According to our current loan policy, loans with a risk grade of five or higher which are in the process of being renewed, refinanced, or modified are reviewed by the Executive Vice President and Chief Credit Officer or the Bank’s Officer Loan Committee, depending upon the amount of the loan, to determine if the loan should be considered a troubled debt restructuring. All other borrower-requested modifications are reviewed by the Executive Vice President and Chief Credit Officer to determine if the loan should be considered a troubled debt restructuring. These loans may also be reviewed by the Officer Loan Committee. At December 31, 2013 and 2012, we had $2.2 million and $842,000, respectively, in loans classified as troubled debt restructurings. Of the total troubled debt restructurings at December 31, 2013, $227,000 were on nonaccrual status and included $54,000 of commercial real estate loans, $146,000 of one- to four-family residential loans, and $27,000 of commercial loans. The remaining $2.0 million of our troubled debt restructurings were performing in accordance with their revised agreements and included $1.9 million of commercial real estate loans, $58,000 of one- to four-family residential loans, and $32,000 of automobile loans.
For the year ended December 31, 2013 and 2012, gross interest income that would have been recorded had our nonperforming troubled debt restructurings been current in accordance with their original terms was $16,000 and $17,000, respectively. We did not record any gross interest income during the year ended December 31, 2013 and 2012 related to our nonperforming troubled debt restructurings.
Delinquencies and Problem Assets. After a real estate secured loan becomes 15 days late, or 10 days for consumer and commercial loans, we deliver a computer generated late charge notice to the borrower and will attempt to contact the borrower by telephone to make arrangements for payment. We attempt to make satisfactory arrangements to bring the account current, including interviewing the borrower, until the loan is brought current or a determination is made to recommend foreclosure, deed-in-lieu of foreclosure, or other appropriate action. After a loan becomes delinquent between 20 and 30 days or more, we will generally refer the matter to the Management Collections Committee, comprised of the Executive Vice President and Chief Credit Officer, Assistant Vice President of Mortgage Warehousing, and the Collections Manager, which may authorize legal counsel to commence foreclosure proceedings.
All delinquent loans are reviewed on a regular basis and such loans are placed on nonaccrual status when they become more than 90 days delinquent with the only exception being with matured loans in which full payment of principal and interest is expected. When loans are placed on nonaccrual status, unpaid accrued interest for the current year is reversed from interest income, any prior year unpaid accrued interest is charged-off against the allowance for loan losses. Further income is recognized only to the extent received, if there is no risk of loss of principal, in which case all payments are applied to principal.

The following table sets forth certain information with respect to our loan portfolio delinquencies by type and amount at the years indicated. None of our mortgage warehouse loans have been delinquent at the years indicated.

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2013:
Real estate:
One- to four-family	11	$640	1	$7	11	$1,162	23	$1,809
Five or more family	2	76	—	—	—	—	2	76
Commercial	7	2,377	—	—	5	874	12	3,251
Land	—	—	—	—	5	2,318	5	2,318
Total real estate	20	3,093	1	7	21	4,354	42	7,454
Consumer and other loans:
Home equity	1	4	—	—	2	12	3	16
Commercial	1	2	—	—	1	27	2	29
Automobile and other	3	176	—	—	3	3	6	179
Total consumer and other loans	5	182	—	—	6	42	11	224
Total	25	$3,275	1	$7	27	$4,396	53	$7,678

At December 31, 2012:
Real estate:
One- to four-family	11	$524	3	$283	12	$1,469	26	$2,276
Commercial	5	1,019	1	24	14	2,642	20	3,685
Land	—	—	1	109	5	2,494	6	2,603
Total real estate	16	1,543	5	416	31	6,605	52	8,564
Consumer and other loans:
Home equity	2	21	—	—	2	25	4	46
Commercial	3	66	—	—	—	—	3	66
Automobile and other	3	13	—	—	3	5	6	18
Total consumer and other loans	8	100	—	—	5	30	13	130
Total	24	$1,643	5	$416	36	$6,635	65	$8,694

At December 31, 2011:
Real estate:
One- to four-family	14	$1,292	1	$55	9	$1,115	24	$2,462
Five or more family	1	43	—	—	—	—	1	43
Commercial	3	1,058	2	127	9	1,589	14	2,774
Land	1	216	—	—	3	2,248	4	2,464
Total real estate	19	2,609	3	182	21	4,952	43	7,743
Consumer and other loans:
Home equity	—	—	—	—	1	14	1	14
Commercial	—	—	—	—	2	28	2	28
Automobile and other	3	27	1	14	3	8	7	49
Total consumer and other loans	3	27	1	14	6	50	10	91
Total	22	$2,636	4	$196	27	$5,002	53	$7,834

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2010:
Real estate:
One- to four-family	16	$1,200	—	$—	11	$1,021	27	$2,221
Five or more family	1	48	—	—	—	—	1	48
Commercial	6	1,328	—	—	9	1,580	15	2,908
Land	1	44	—	—	2	220	3	264
Total real estate	24	2,620	—	—	22	2,821	46	5,441
Consumer and other loans:
Home equity	—	—	1	377	—	—	1	377
Commercial	—	—	1	35	—	—	1	35
Automobile and other	7	184	—	—	3	4	10	188
Total consumer and other loans	7	184	2	412	3	4	12	600
Total	31	$2,804	2	$412	25	$2,825	58	$6,041

At December 31, 2009:
Real estate:
One- to four-family	14	$850	2	$53	9	$878	25	$1,781
Commercial	6	1,374	—	—	11	3,855	17	5,229
Construction	—	—	—	—	1	858	1	858
Land	1	699	—	—	4	1,169	5	1,868
Total real estate	21	2,923	2	53	25	6,760	48	9,736
Consumer and other loans:
Home equity	7	419	—	—	2	376	9	795
Commercial	—	—	1	45	3	381	4	426
Automobile and other	13	113	1	6	3	3	17	122
Total consumer and other loans	20	532	2	51	8	760	30	1,343
Total	41	$3,455	4	$104	33	$7,520	78	$11,079
Classified Assets. Banking regulations and our Asset Classification Policy provide that loans and other assets considered to be of lesser quality should be classified as “substandard,” “doubtful,” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, thereby adversely affecting the repayment of the asset.
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

On the basis of this review of our assets, we had classified or identified as special mention the following assets as of the date indicated:

	At December 31,
	2013	2012	2011
	(Dollars in thousands)
Special mention	$7,995	$11,404	$17,741
Substandard	13,100	12,712	9,026
Doubtful	23	—	61
Loss	—	—	—
Total classified and special mention assets	$21,118	$24,116	$26,828
On the basis of management’s review of our assets, at December 31, 2013, we identified approximately $8.0 million of our assets as special mention and classified $13.1 million as substandard and $23,000 as doubtful. Substandard loans increased $388,000 at December 31, 2013 when compared to December 31, 2012. The increase in substandard loans during 2013 was due to the downgrade from special mention to substandard during 2013 of two relationships totaling $3.8 million, which decreased special mention assets. Offsetting this increase in substandard loans was the transfer to other real estate owned properties of eight relationships totaling $2.1 million, the repayment in full of three relationships totaling $702,000, and the repayment of $321,000 and related charged-off of $58,000 of another relationship. In addition, special mention assets also decreased due to the repayment of one relationship totaling $1.5 million and the short sale of one relationship totaling $646,000, which we recognized a charge off of $102,000 which had been specifically reserved for during the third quarter of 2013. The decreases in special mention were partially offset by the 2013 identification of six relationships totaling $3.0 million as special mention.
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
The following table sets forth activity in our allowance for loan losses for the years indicated. We have not experienced any charge-offs or recoveries in our five or more family real estate loans or mortgage warehouse portfolio for the years indicated.

	At or For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of year	$4,308	$3,772	$3,943	$2,776	$2,512
Charge-offs:
Real estate:
One- to four- family	(190)	(84)	(132)	(172)	(213)
Commercial	(103)	(370)	(1,057)	(1,107)	(1)
Construction	—	—	—	(558)	(30)
Land	(102)	—	(27)	—	—
Total real estate	(395)	(454)	(1,216)	(1,837)	(244)
Consumer and other loans:
Home equity	(22)	(35)	(52)	(105)	(28)
Commercial	—	(13)	—	(313)	(268)
Automobile and other	(26)	(67)	(62)	(78)	(100)
Total consumer and other loans	(48)	(115)	(114)	(496)	(396)
Total charge-offs	(443)	(569)	(1,330)	(2,333)	(640)
Recoveries:
Real estate:
One- to four- family	19	2	—	—	—
Commercial	—	8	—	—	—
Total real estate	19	10	—	—	—
Consumer and other loans:
Home equity	—	1	2	—	1
Commercial	—	38	—	—	9
Automobile and other	15	19	20	28	43
Total consumer and other loans	15	58	22	28	53
Total recoveries	34	68	22	28	53
Net (charge-offs) recoveries	(409)	(501)	(1,308)	(2,305)	(587)
Provision for loan losses	6	1,037	1,137	3,472	851
Balance at end of year	$3,905	$4,308	$3,772	$3,943	$2,776
Ratios:
Net charge-offs to average loans outstanding	0.15%	0.17%	0.50%	0.87%	0.25%
Allowance for loan losses to nonperforming loans	79.56	51.54	59.27	57.21	35.98
Allowance for loan losses to total loans	1.31	1.35	1.26	1.42	1.07

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

	At December 31,
	2013			2012
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate:
One- to four- family	$458	$35,438	11.94%	$401	$36,996	11.64%
Five or more family	218	15,402	5.19	279	14,284	4.49
Commercial	1,747	83,782	28.22	1,867	79,816	25.12
Construction	73	4,452	1.50	36	2,901	0.91
Land	618	8,438	2.84	877	8,857	2.79
Total real estate	3,114	147,512	49.68	3,460	142,854	44.95
Mortgage warehouse	508	115,443	38.88	601	137,467	43.26
Consumer and other:
Home equity	111	11,397	3.84	130	12,267	3.86
Commercial	69	17,640	5.94	74	20,179	6.35
Automobile and other	83	4,920	1.66	43	5,019	1.58
Unallocated	20	—	—	—	—	—
Total consumer and other	283	33,957	11.44	247	37,465	11.79
Total loans (excluding net deferred loan fees and costs)	$3,905	$296,912	100.00%	$4,308	$317,786	100.00%

	At December 31,
	2011			2010
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate:
One- to four- family	$374	$45,576	15.25%	$389	$57,144	20.64%
Five or more family	422	17,719	5.93	216	11,586	4.18
Commercial	1,868	80,430	26.90	2,311	79,807	28.82
Construction	31	3,806	1.27	108	6,832	2.47
Land	233	9,634	3.22	185	10,795	3.90
Total real estate	2,928	157,165	52.57	3,209	166,164	60.01
Mortgage warehouse	393	103,864	34.74	139	69,600	25.13
Consumer and other:
Home equity	119	12,966	4.34	142	14,187	5.12
Commercial	223	18,017	6.03	344	17,977	6.49
Automobile and other	109	6,942	2.32	109	8,985	3.24
Total consumer and other	451	37,925	12.69	595	41,149	14.86
Total loans (excluding net deferred loan fees and costs)	$3,772	$298,954	100.00%	$3,943	$276,913	100.00%

	At December 31,
	2009
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Real estate:
One- to four- family	$378	$70,126	27.08%
Five or more family	77	6,743	2.61
Commercial	1,300	75,506	29.16
Construction	46	5,420	2.09
Land	221	11,753	4.54
Total real estate	2,022	169,548	65.48
Mortgage warehouse	176	43,765	16.90
Consumer and other:
Home equity	215	15,704	6.07
Commercial	238	18,122	7.00
Automobile and other	125	11,790	4.55
Total consumer and other	578	45,616	17.62
Total loans (excluding net deferred loan fees and costs)	$2,776	$258,929	100.00%
Securities Activities
Our securities investment policy was established by our Board of Directors. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.
Our investment policy is reviewed annually by our Board of Directors, and all policy changes recommended by management must be approved by the Board. Authority to make investments under the approved guidelines are delegated to appropriate officers. While general investment strategies are developed and authorized by the Board, the execution of specific actions with respect to securities held by the Bank rests with the Chief Executive Officer and President and Chief Financial Officer who are authorized to execute investment transactions with respect to securities held by the Bank within the scope of the established investment policy.
We have retained an independent financial institution to provide us with portfolio accounting services related to our securities portfolio, including a monthly portfolio performance analysis. These reports, together with another quarterly third party review, are reviewed by management in making investment decisions. The Asset/Liability Management Committee and the Board of Directors review a summary of these reports on a monthly basis. We also use this financial institution along with other third party brokers to effect security purchases and sales.
On October 1, 2011, the Bank formed a wholly-owned subsidiary, LSB Investments, Inc., a Nevada corporation (“LSB Investments”) after receiving approval from the Indiana Department of Financial Institutions. A significant portion of the Bank’s investment securities were transferred to and held by LSB Investments, consisting primarily of mortgage-backed securities, municipal bonds, and agency securities and interest-earning time deposits. At December 31, 2013, the fair value of such securities held by LSB Investments was $64.0 million. In addition, at December 31, 2013, $4.4 million of interest-earning time deposits were also held by LSB Investments. Because LSB Investments is located in Nevada and makes decisions independently from the Bank, the earnings attributable on such securities are not taxable to us for Indiana state income tax purposes. Investment decisions with respect to LSB Investments are made by a third party company based in Nevada, The Key State Companies, who have performed such services for over 20 years for other financial institutions. In general, The Key State Companies utilize investment guidelines similar to ours. The Board of Directors of LSB Investments consists of two employees of The LaPorte Savings Bank and one employee of The Key State Companies to ensure effective oversight.

Our current investment policy generally permits security investments in debt securities issued by the U.S. government and its agencies, municipal bonds, and corporate debt obligations, as well as investments in common stock of the Federal Home Loan Bank of Indianapolis. The policy permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac, Ginnie Mae and the U.S. Small Business Administration. In addition, we may invest in Collateralized Mortgage Obligations (“CMOs”), Real Estate Mortgage Investment Conduits (“REMICs”) and other mortgage-related products, corporate debt, interest-earning time deposits, and Community Reinvestment Act Qualified Investment Funds. The Company has established guidelines and limitations in certain sectors of the securities portfolio and any exceptions are reported to the Board of Directors. At December 31, 2013, there were no exceptions to these guidelines and limitations to report.
Our investment policy outlines the pre-purchase analysis, credit, and interest rate risk assessment guidelines and due diligence documentation required for all permissible investments. In addition, our policy requires management to routinely monitor the investment portfolio as well as the markets for changes which may have a material, negative impact on the credit of our holdings. We engage an independent third party to review municipal and corporate securities annually.
At the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent. Securities available-for-sale or trading are reported at fair value, while securities held-to-maturity are reported at amortized cost. All of our securities are classified as available-for-sale.
Some of our securities are callable by the issuer. Although these securities may have a yield somewhat higher than the yield of similar securities without such features, these securities are subject to the risk that they may be redeemed by the issuer prior to maturing in the event general interest rates decline. At December 31, 2013, we had $38.6 million of securities which were subject to redemption by the issuer prior to their stated maturity.
In part as a result of their attractive after tax yields, we have increased our acquisitions of state and municipal securities. Permissible municipal investments include both general obligation and revenue issues which are rated in one of the four highest rating categories by a nationally recognized statistical rating organization and for which a pre-purchase safety and soundness banking assessment is completed. Investment in local, state non-rated municipal securities are considered only after the creditworthiness of the issuer has been analyzed and determined to be a prudent, safe, and sound investment as outlined in the investment policy. We also invest in taxable municipal securities. At December 31, 2013, we held $5.6 million in taxable municipal securities.
We purchase mortgage-backed securities in order to generate positive interest rate spreads with limited administrative expense, limited credit risk, and significant liquidity. We also use mortgage-backed securities to supplement our lending activities. Mortgage-backed securities are created by pooling mortgages and issuing a security collateralized by the pool of mortgages with an interest rate that is less than the interest rate on the underlying mortgages. Mortgage-backed securities typically represent a participation interest in a pool of single-family or multi-family mortgages, although most of our mortgage-backed securities are collateralized by single-family mortgages. The issuers of such securities (generally U.S. government agencies and U.S. government-sponsored enterprises, including Fannie Mae, Freddie Mac, and Ginnie Mae) pool and resell the participation interests in the form of securities to investors, such as the Bank, and guarantee the payment of principal and interest to these investors. Mortgage-backed securities generally yield less than the loans that underlie such securities because of the cost of payment guarantees and credit enhancements. However, mortgage-backed securities are usually more liquid than individual mortgage loans and may be used to collateralize borrowings and other liabilities.
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

Collateralized mortgage obligations are also backed by mortgages; however, they differ from mortgage-backed securities because the principal and interest payments of the underlying mortgages are financially engineered to be paid to the security holders of pre-determined classes or tranches of these securities at a faster or slower pace. The receipt of these principal and interest payments, which depends on the proposed average life for each class, is contingent on a prepayment speed assumption assigned to the underlying mortgages. Variances between the assumed payment speed and actual payments can significantly alter the average lives of such securities. To quantify and mitigate this risk, we undertake a high level of payment analysis before purchasing these securities. We invest in collateralized mortgage obligations classes or tranches in which the payments on the underlying mortgages are passed along at a pace fast enough to provide an average life of two to five years with no change in market interest rates. At December 31, 2013, our collateralized mortgage obligations portfolio had a fair value of $72.3 million and were issued by either a U.S. government-sponsored enterprise or the U.S. Small Business Administration.
We hold Federal Home Loan Bank of Indianapolis common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the Federal Home Loan Bank of Indianapolis advance program. There is no trading market for the Federal Home Loan Bank of Indianapolis stock. The aggregate carrying value of our Federal Home Loan Bank of Indianapolis stock as of December 31, 2013 was $4.4 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the Federal Home Loan Bank of Indianapolis stock represents its carrying value. However, there can be no assurance that the value of such securities will not decline in the future. We owned shares of Federal Home Loan Bank of Indianapolis stock at December 31, 2013 with a par value that was more than we were required to own to maintain our membership in the Federal Home Loan Bank System and to be eligible to obtain advances. We are required to purchase additional stock if our outstanding advances increase.
We review equity and debt securities with significant declines in fair value on a periodic basis to determine whether they should be considered temporarily or other than temporarily impaired. In making these determinations, management considers: (1) the length of time and extent that fair value has been less than cost; (2) the financial condition and near term prospects of the issuer; (3) whether the market decline was affected by macroeconomic conditions; and (4) our intent not to sell the security and whether it is more likely than not that we will be required to sell the debt security before its anticipated recovery. For fixed maturity investments with unrealized losses due to interest rates where it is not more likely than not that we will be required to sell the debt security before its anticipated recovery, declines in value below cost are not assumed to be other than temporary. If a decline in the fair value of a security is determined to be other than temporary, the amount of impairment is split into two components as follows: (1) the portion of the other than temporary impairment that is related to credit loss, which must be recognized in the income statement, and (2) the portion of the other than temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows to be expected to be collected and the amortized cost basis. There were no charges related to other than temporary impairment on securities held by us during the year ended December 31, 2013 or the year ended December 31, 2012.
All of our securities are classified as available-for-sale. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury and federal agency	$6,249	$6,150	$8,045	$8,405	$12,187	$12,601
State and municipal	54,892	55,723	42,161	45,614	40,012	43,106
Mortgage-backed securities—residential	28,197	27,938	11,819	12,385	30,946	31,789
Government agency sponsored collateralized mortgage obligations	74,417	72,311	54,070	55,156	43,491	44,478
Corporate debt securities	2,121	2,150	3,959	4,060	—	—
Total securities available-for-sale	$165,876	$164,272	$120,054	$125,620	$126,636	$131,974

At December 31, 2013, all of our mortgage-backed securities were issued by U.S. government-sponsored enterprises and all of our collateralized mortgage obligations were issued by either U.S. government-sponsored enterprises or the U.S. Small Business Administration.
At December 31, 2013, we had no investments in a single entity (other than U.S. government or agency sponsored securities) that had an aggregate book value in excess of 10% of our shareholders’ equity.
The composition and contractual maturities of the investment securities portfolio at December 31, 2013 are summarized in the following table. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. In addition, under the structure of some of our collateralized mortgage obligations, the short- and intermediate-tranche interests have repayment priority over the longer term tranches of the same underlying mortgage pool. Finally, some of our U.S. Treasury and other securities are callable at the option of the issuer.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. federal agency	$1,515	2.50%	$734	1.74%	$4,000	1.83%	$—	—%	$6,249	$6,150	1.98%
State and municipal	—	—	8,302	2.55	31,925	3.06	14,665	4.40	54,892	55,723	3.34
Mortgage-backed securities—residential	—	—	—	—	5,553	1.30	22,644	2.02	28,197	27,938	1.88
Government agency sponsored collateralized mortgage obligations	—	—	485	3.02	10,085	2.22	63,847	2.03	74,417	72,311	2.06
Corporate debt securities	499	2.21	1,622	2.75	—	—	—	—	2,121	2,150	2.62
Total securities available-for-sale	$2,014	2.43	$11,143	2.55	$51,563	2.61	$101,156	2.37	$165,876	$164,272	2.46
Sources of Funds
General. Deposits, borrowings, repayments and prepayments of loans and securities, proceeds from maturing securities, and cash flows from operations are the primary sources of our funds for use in lending, investing, and for other general purposes.
Deposits. We offer a variety of deposit accounts with a range of interest rates and terms. Our deposit accounts consist of savings accounts, health savings accounts, NOW accounts, checking accounts, money market accounts, certificates of deposit, and individual retirement accounts (“IRAs”). We also provide commercial checking accounts for businesses.
At December 31, 2013, our deposits totaled $346.7 million. Interest-bearing NOW, regular, and other savings and money market deposits totaled $177.9 million at December 31, 2013. At December 31, 2013, we had a total of $117.8 million in certificates of deposit and IRAs. Noninterest bearing demand deposits totaled $51.0 million. A significant portion of our deposits are liquid money market accounts ($62.9 million at December 31, 2013). We monitor activity on these accounts and, based on our historical experience and our current pricing strategy, we believe we will maintain a large portion of these accounts in the near future. However, $34.2 million of these money market accounts are public fund deposits at December 31, 2013, which may be withdrawn with little notice.

Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service, and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we generally do not solicit such deposits as they are more difficult to retain than core deposits. At December 31, 2013, we held $24.0 million in brokered certificates of deposits through the Certificate of Deposit Registry Service (“CDARS”) program and pre-approved brokers. During the fourth quarter of 2009, we acquired $10.8 million in floating rate CDARS funds and entered into a $10.3 million fixed rate interest rate swap for five years in order to address the potential for rising interest rates. During the third quarter of 2010, we acquired $5.3 million in fixed rate individual time deposit accounts through a pre-approved broker. These time deposits will mature in September 2020, however, they have the option to be called monthly beginning on September 15, 2012. We also entered into a $5.0 million variable rate fair value swap with matching maturity and call terms to these individual time deposits. On September 15, 2012, the fair value swap was called resulting in the Bank calling these time deposits as well. As of December 31, 2013, all of our brokered certificates of deposit were purchased through CDARS. Brokered certificates of deposits are purchased only through CDARS and pre-approved brokers.
The following table sets forth the distribution of total deposit accounts, by account type, at and for the dates indicated.

	At or for the Year Ended December 31,
	2013				2012
	Average Balance	Balance	Percent	Weighted Average Rate	Average Balance	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$50,686	$51,017	14.71%	—%	$44,016	$50,892	14.58%	—%
Money market/NOW accounts	117,334	116,830	33.70	0.13	111,283	116,666	33.43	0.42
Regular savings	59,286	61,076	17.62	0.06	54,058	56,581	16.21	0.05
Total transaction accounts	227,306	228,923	66.03	0.07	209,357	224,139	64.23	0.23
CDs and IRAs	112,436	117,778	33.97	1.16	135,334	124,831	35.77	1.39
Total deposits	$339,742	$346,701	100.00%	0.45	$344,691	$348,970	100.00%	0.65

	At or for the Year Ended December 31,
	2011
	Average Balance	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$37,019	$38,977	11.69%	—%
Money market/NOW accounts	100,048	109,913	32.95	0.42
Regular savings	48,660	50,395	15.11	0.05
Total transaction accounts	185,727	199,285	59.74	0.24
CDs and IRAs	143,650	134,275	40.26	1.88
Total deposits	$329,377	$333,560	100.00%	0.90
As of December 31, 2013, the aggregate amount of our outstanding time certificates in amounts greater than or equal to $100,000 was approximately $49.2 million. The following table sets forth the maturity of these certificates as of December 31, 2013.

At December 31, 2013
(Dollars in thousands)
Three months or less	$25,654
Over three months through six months	4,653
Over six months through one year	5,220
Over one year	13,637
Total	$49,164

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
We may obtain advances from the Federal Home Loan Bank of Indianapolis (“FHLB”) collateralized by our investment in FHLB capital stock and certain of our mortgage, home equity, and commercial real estate loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different maturities or repricing terms than our deposits, our interest rate risk profile may change.
Our borrowings consist of advances and overnight borrowings from the Federal Home Loan Bank of Indianapolis totaling $86.8 million at December 31, 2013. Based on our current FHLB stock ownership, at December 31, 2013 and 2012, we had access to additional FHLB advances of up to $223,000 and $26.8 million, respectively. We also had access at December 31, 2013 and 2012 to additional overnight borrowings of up to $3.2 million and $8.0 million, respectively, at the Federal Reserve Bank (“FRB”) discount window and access to additional short term borrowings of up to $15.0 million and $15.0 million, respectively, at First Tennessee Bank. If we increased our ownership in FHLB stock to the maximum allowable and increased our pledged collateral accordingly, we could borrow an additional $12.5 million from the FHLB at December 31, 2013. We also have an agreement with Zions First National Bank to borrow federal funds up to $9.0 million. At December 31, 2013, we had $2.4 million outstanding on our line with Zions First National Bank.
The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated. For additional information, see Notes 9 and 10 of the Notes to our Consolidated Financial Statements.

	At or For the Years Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
FHLB Advances:
Balance at end of year	$86,777	$49,009	$72,021
Average balance during year	50,097	53,292	52,180
Maximum outstanding at any month end	86,777	74,510	74,688
Weighted average interest rate at end of year	0.77%	1.15%	1.18%
Average interest rate during year	1.93	2.27	2.81
FTN Borrowings:
Balance at end of year	$—	$—	$—
Average balance during year	—	100	552
Maximum outstanding at any month end	—	8,986	11,000
Weighted average interest rate at end of year	—%	—%	—%
Average interest rate during year	—	1.00	1.09
Zions Bank Advance:
Balance at end of year	$2,415	$—	$—
Average balance during year	642	134	—
Maximum outstanding at any month end	8,200	9,000	—
Weighted average interest rate at end of year	0.41%	—%	—%
Average interest rate during year	0.47	0.75	—
In 2007, the Company assumed subordinated debentures as a result of the City Savings Financial Corporation acquisition. In 2003, City Savings Financial Corporation formed the City Savings Bank Statutory Trust I (the “Trust”) and the trust issued 5,000 floating Trust Preferred Securities (the “Securities”) with a liquidation amount of $1,000 per preferred security in a private placement to an offshore entity for an aggregate offering price of $5,000,000. The proceeds of the $5,000,000 were used by the Trust to purchase $5,155,000 in Floating Rate Subordinated Debentures (the “Debentures”) from City Savings Financial Corporation. The Debentures and Securities have a term of 30 years and carry an interest rate adjusted quarterly of three month LIBOR plus 3.10%. At December 31, 2013, this rate was 3.35%.

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
Subsidiary Activities
The Company has three subsidiaries, The LaPorte Savings Bank; City Savings Statutory Trust I; and LSB Risk Management LLC, a Nevada corporation established through a $250,000 capital contribution in December 2013 to participate in a pooled captive insurance company. LSB Risk Management LLC provides the Company and all of its subsidiaries with additional insurance coverage that includes coverage for insurance deductibles related to our current insurance policies. The insurance premiums paid by the Company and its subsidiaries are recognized as premium income at LSB Risk Management LLC. The LaPorte Savings Bank has one subsidiary, LSB Investments, Inc. During the first quarter of 2013, the Company established LSB Real Estate, Inc. which is a subsidiary of LSB Investments, Inc. LSB Real Estate, Inc. invests primarily in assets originated by The LaPorte Savings Bank which are secured by residential or commercial real estate properties.
Employees
As of December 31, 2013, we had 103 full-time employees and 13 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.
SUPERVISION AND REGULATION
General
The LaPorte Savings Bank is an Indiana-chartered savings bank that is regulated, examined, and supervised by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation (the “FDIC”). This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of security holders. Under this system of state and federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The Bank also is regulated to a lesser extent by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) governing reserves to be maintained against deposits and other matters. The FDIC and the Indiana Department of Financial Institutions examine the Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s loan documents. The Bank is also a member of and owns stock in the Federal Home Loan Bank of Indianapolis, which is one of the twelve regional banks in the Federal Home Loan Bank System.
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
The Dodd-Frank Act also broadened the base for FDIC assessments for deposit insurance and permanently increased the maximum amount of deposit insurance to $250,000. The legislation also, among other things, requires originators of certain securitized loans to retain a portion of the credit risk, stipulates regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contains a number of reforms related to mortgage originations. The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments. The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded or not.
The Dodd-Frank Act contained the so-called “Volcker Rule,” which generally prohibits banking organizations from engaging in proprietary trading and from investing in, sponsoring or having certain relationships with hedge or private equity funds (“covered funds”). On December 13, 2013, federal agencies issued a final rule implementing the Volcker Rule which, among other things, requires banking organizations to restructure and limit certain of their investments in and relationships with covered funds.
In addition, the Consumer Financial Protection Bureau has finalized a rule implementing the “Ability to Pay” requirements of the Dodd-Frank Act. The regulations generally require creditors to make a reasonable, good faith determination as to a borrower’s ability to repay most residential mortgage loans. The final rule establishes a safe harbor for certain “Qualified Mortgages,” which contain certain features deemed less risky and omit certain other characteristics considered to enhance risk. The Ability to Repay final rules were effective January 1, 2014.
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
Loans-to-One-Borrower
We generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of our unimpaired capital and unimpaired surplus. An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. As of December 31, 2013, we were in compliance with our loans-to-one-borrower limitations.
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
At December 31, 2013, the Bank met each of its capital requirements.

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act. Among other things, the rule establishes a uniform leverage ratio requirement of 4% of total assets, provides for a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development or construction of real property. The final rule also requires unrealized gains and losses on certain “available-for-sale” securities holdings to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised. The rule limits a banking organization’s capital distributions and certain discretionary bonus payments to executive officers if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements. The final rule also implements the Dodd-Frank Act’s directive to apply to savings and loan holding companies consolidated capital requirements that are not less stringent than those applicable to their subsidiary institutions. The final rule is effective January 1, 2015. The “capital conservation buffer” will be phased in from January 1, 2016 to January 1, 2019, when the full capital conservation buffer will be effective.
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
In connection with the final capital rule described earlier, the federal banking agencies have adopted amendments, effective January 1, 2015, to the prompt corrective action framework. The various categories will be revised to incorporate the new common equity capital requirement as well as the increases in the tier 1 to risk-based capital requirement.
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
Our authority to extend credit to executive officers, directors and 10% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, the Federal Reserve Board’s Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2013, we were in compliance with these regulations.
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
In addition to the FDIC assessments, the Financing Corporation is authorized to impose and collect, through the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2013, the annualized Financing Corporation assessment was equal to 64 basis points of total assets less tangible capital.

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
Federal Home Loan Bank System
The Bank is a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Indianapolis, we are required to acquire and hold a specified amount of shares of capital stock in the Federal Home Loan Bank.
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
As a savings and loan holding company, the Company’s activities are limited to those activities permissible by law for financial holding companies, bank holding companies under section 4(c)(8) of the Bank Holding Company Act of 1956, as amended, or multiple savings and loan holding companies. A financial holding company may engage in activities that are financial in nature, incidental to financial activities or complementary to a financial activity. Such activities include lending activities, insurance and underwriting equity securities. A savings and loan holding company must elect such status in order to engage in activities permissible for a financial holding company, meet the qualitative requirements for a bank holding company to qualify as a financial holding company and conduct the activities in accordance with the requirements that would apply to a financial holding company’s conduct of the activity. In December 2013, the Company elected financial holding company status in order to establish its wholly-owned subsidiary, LSB Risk Management, LLC, which was formed to participate in a pooled captive insurance company.
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
To be regulated as a savings and loan holding company by the Federal Reserve Board, we are required to satisfy a qualified thrift lender (“QTL”) test, under which we either must qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.” “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used to conduct business. A savings institution that fails the QTL test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law. As of December 31, 2013, we maintained 69.4% of our portfolio assets in qualified thrift investments and, therefore, we met the qualified thrift lender test.

Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act, however, required the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions. Instruments such as cumulative preferred stock and trust-preferred securities, which are currently includable within Tier 1 capital by bank holding companies within certain limits, would no longer be includable as Tier 1 capital, subject to certain grandfathering. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions will apply to savings and loan holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019.
The Dodd-Frank Act extends the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board promulgated regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.
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
Bad Debt Reserves. Prior to 1996, savings institutions that qualified were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. Pursuant to the Small Business Protection Act of 1996 (the “1996 Act”), savings institutions were required to recapture any excess reserves over those established as of October 31, 1988 (base year reserve).
At December 31, 2013, our total federal pre-1988 base year reserve was $2.7 million. However, under current law, pre-1988 base year reserves remain subject to recapture should the Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.
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
Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2013, the Bank had no net operating loss carryforwards for federal income tax purposes.
Capital Loss Carryovers. A financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. At December 31, 2013, the Bank had $1.9 million in capital loss carryforwards for state income tax purposes expiring in 2014.
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

State Taxation
As a Maryland business corporation, the Company is required to file an annual report with and pay franchise taxes to the state of Maryland. The Company also pays tax in various states in which it operates.
The Bank is subject to Indiana’s Financial Institutions Tax (“FIT”), which is imposed at a flat rate of 8.5% on “adjusted gross income,” which for purposes of FIT, begins with taxable income as defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.
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
At December 31, 2013, $116.8 million, or 39.3% of our loan portfolio, consisted of commercial real estate, five or more family and commercial business loans. We intend to increase our commercial lending in future periods. Given their larger balances and the complexity of the underlying collateral, commercial real estate, five or more family and commercial business loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. These loans also have greater credit risk than residential real estate for the following reasons:

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
Because our mortgage warehousing line of business produces a significant portion of our interest income, the loss of such income due to increased competition, the loss of key personnel, or a reduction in volume of originations would negatively affect our net income.
We operate a mortgage warehousing line of business. Under this program, we provide financing to approved mortgage companies for the origination and sale of residential mortgage loans. Each individual mortgage is assigned to us until the loan is sold to the secondary market by the mortgage company. We take possession of each original note and forward such note to the end investor once the mortgage company has sold the loan. For the year ended December 31, 2013, interest income (including fees) from mortgage warehouse lending totaled $5.1 million, or 29.2%, of total interest income.
Competition in mortgage warehouse lending has increased on a national level as new lenders, especially community and regional banks, have begun entering the mortgage warehouse business. If increased competition occurs and our mortgage warehousing line of business declines, we would be forced to invest our funds in potentially lower yielding interest earning assets which would negatively affect our earnings. The competition for qualified personnel in the financial services industry is intense, and the loss of key personnel in our mortgage warehousing line of business, such as our Senior Vice President/Mortgage Warehouse Lending, could adversely affect our business. In addition, if interest rates rise, the demand for residential mortgage loans could decline, and as a result, our mortgage warehousing line of business could decline, which would adversely affect our net income.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was $3.9 million, or 1.31%, of total loans at December 31, 2013, material additions to our allowance could materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.
The LaPorte Savings Bank’s reliance on public funds and brokered deposits could adversely affect its liquidity and operating results.
Among other sources of funds, The LaPorte Savings Bank relies on public funds and brokered deposits to provide funds with which to make loans and provide for its other liquidity needs. On December 31, 2013, public funds and brokered deposits amounted to $63.9 million and $24.0 million, or 18.4% and 6.9%, respectively, of total deposits. All of the public funds deposits at December 31, 2013 were multiple deposit relationships with local public entities within LaPorte and Porter Counties of Indiana. Public funds often fluctuate based on the municipalities' liquidity needs as well as interest rates paid. All of the brokered deposits are from CDARS, a brokered deposit network that allows members to mitigate the liquidity risk related to brokered deposits. Generally public funds and brokered deposits may not be as stable as other types of deposits. In the future, those depositors may not replace their deposits when they mature, or The LaPorte Savings Bank may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or with funds from other sources. Not being able to maintain or replace those deposits as they mature would adversely affect The LaPorte Savings Bank’s liquidity. Paying higher deposit rates to maintain or replace those deposits would adversely affect The LaPorte Savings Bank’s net interest margin and its operating results.
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
Our liabilities generally have shorter maturities than our assets. This imbalance can create significant earnings volatility as market interest rates change. In periods of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities, resulting in a decline in our net interest income. In periods of declining interest rates, our net interest income is generally positively affected although such positive effects may be reduced or eliminated by prepayments of loans and redemptions of callable securities. In addition, when long-term interest rates are not significantly higher than short-term rates a “flat” yield curve is created and the Company’s interest rate spread may decrease thus reducing net interest income. Finally, federal initiatives designed to reduce mortgage interest rates may reduce our loan income without a corresponding reduction in funding costs, thus decreasing our spreads. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Interest Rate Risk.”
Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2013, the fair value of our securities classified as available for sale totaled $164.3 million. Unrealized net losses on available-for-sale securities totaled $1.6 million at December 31, 2013 and are reported, net of tax, as a separate component of shareholders’ equity. However, a rise in interest rates could cause a decrease in the fair value of securities available for sale in future periods which would have an adverse effect on shareholders’ equity.
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
In connection with our acquisition of City Savings Financial Corporation, we recorded goodwill equaling $8.4 million. The Company annually measures the fair value of its investment in The LaPorte Savings Bank to determine that such fair value equals or exceeds the carrying value of its investment, including goodwill. If the fair value of our investment in The LaPorte Savings Bank does not equal or exceed its carrying value, we will be required to record goodwill impairment charges which may adversely affect future earnings. The fair value of a banking franchise can fluctuate downward based on a number of factors that are beyond management’s control, (e.g. adverse trends in the general economy or interest rates). As a result of impairment testing performed as of October 31, 2013, no impairment charge was recorded by the Company. However, as our market price per share is currently trading below its tangible book value per common share, it is reasonably possible that management may conclude that goodwill is impaired in a future assessment. There can be no assurance that our banking franchise value will not decline in the future to a level necessitating goodwill impairment charges to operations that could be material to our results of operations.
Historically low interest rates may adversely affect our net interest income and profitability.
In recent years it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. This has been a significant factor in the decrease in the yield of our interest-earning assets to 3.97% for the year ended December 31, 2013 from 4.59% for the year ended December 31, 2012. Our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve Board has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may be adversely affected and may even decrease, which may have an adverse effect on our profitability.
Negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.
Since the latter half of 2008, negative developments in the global credit and securitization markets have resulted in uncertainty in the financial markets and a general weak economic environment which has continued into 2013. The economic downturn was accompanied by deteriorated loan portfolio quality at many institutions, including The LaPorte Savings Bank. In addition, the value of real estate collateral supporting many home mortgages has declined and may continue to decline. Bank and bank holding company stock prices have been negatively affected, as has the ability of banks and bank holding companies to raise capital or borrow in the debt markets. These negative developments, along with the turmoil and uncertainties that have accompanied them, have heavily influenced the formulation and enactment of the Dodd-Frank Act. In addition to the many future implementing rules and regulations of the Dodd-Frank Act, the potential exists for other new federal or state laws and regulations regarding lending and funding practices, capital requirements and liquidity standards to be enacted. Bank regulatory agencies are expected to continue to be active in responding to concerns and trends identified in examinations. Negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by increasing our costs, restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, these risks could affect the value of our loan portfolio as well as the value of our investment portfolio, which would also negatively affect our financial performance.

Adverse conditions in the local economy or real estate market could hurt our profits.
Our local economy may affect our future growth possibilities and operations in our primary market area. Our future growth opportunities depend on the growth and stability of our regional economy and our ability to expand in our market area. Although we have expanded into the St. Joseph, Michigan market and increased lending in other contiguous counties surrounding our market area, a majority of our loans are to customers in LaPorte and Porter counties, Indiana, with the exception of our warehouse lending customers. Continued adverse conditions or minimal improvement in our local economy may limit funds available for deposit and may negatively affect our borrowers’ ability to repay their loans on a timely basis, both of which could have an impact on our profitability. Also, a decline in real estate valuations in this market would lower the value of the collateral securing our loans.
Slow growth in our market area has adversely affected, and may continue to adversely affect, our performance.
Economic and population growth within our market area has for several decades been below the national average. Management believes that these factors have adversely affected our profitability and our ability to increase our loans and deposits. Our acquisition of City Savings Financial Corporation facilitated our entrance into the Michigan City and Chesterton, Indiana markets, which are growing more rapidly than eastern LaPorte County. However, these markets have experienced a significant decline in real estate values and economic activity as a result of the weak economic environment that began in 2008. According to the Greater Northwest Indiana Association of Realtors, the average sales price of homes in LaPorte and Porter Counties has decreased 13.7% and 15.2%, respectively from 2008 to 2013. The average sales price of homes in Southwest Michigan, which is the market area for our St. Joseph, Michigan, loan production office increased 3.5% from 2010 to 2013. The average sales price of commercial real estate properties in the cities of LaPorte and Michigan City, Indiana has remained steady from 2008 to 2013, primarily due to one large sale in LaPorte which helped to increase the average sales prices for 2012.
Financial reform legislation has, among other things, tightened capital standards and created a new Consumer Financial Protection Bureau, and will result in new laws and regulations that are expected to increase our costs of operations.
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
Among other things, as a result of the Dodd-Frank Act:

•	the Federal Reserve Board now supervises and regulates all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including LaPorte Bancorp, Inc.;

•	the federal prohibition on paying interest on demand deposits has been eliminated, thus allowing businesses to have interest-bearing checking accounts. This change has increased our interest expense;

•
the Federal Reserve Board is required to set minimum capital levels for depository institution holding companies that are as stringent as those required for their insured depository subsidiaries, and the components of Tier 1 capital are required to be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. New capital rules take effect on January 1, 2015;

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

•	state attorneys general have the ability to enforce federal consumer protection laws.
In addition to the risks noted above, we expect that our operating and compliance costs, and possibly our interest expense, could increase as a result of the Dodd-Frank Act and the implementing rules and regulations. The need to comply with additional rules and regulations, will also divert management’s time from managing our operations. Higher capital levels would reduce our ability to grow and increase our interest-earning assets which would adversely affect our return on shareholders’ equity.

New regulations could restrict our ability to originate and sell loans.
The Consumer Financial Protection Bureau has issued a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which would hold lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the new ability-to-repay standard. Under the Consumer Financial Protection Bureau’s rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•	interest-only payments;

•	negative-amortization; and

•	terms longer than 30 years.
Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The Consumer Financial Protection Bureau’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers, or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability.
We will become subject to more stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.
In July 2013, the FDIC and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to The LaPorte Savings Bank and LaPorte Bancorp, Inc. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.
The final rule includes new minimum risk-based capital and leverage ratios, which will be effective for The LaPorte Savings Bank and LaPorte Bancorp, Inc. on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements will be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation buffer” of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.
The application of more stringent capital requirements for The LaPorte Savings Bank and LaPorte Bancorp, Inc. could, among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we were unable to comply with such requirements.
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
LaPorte Bancorp’s common stock is traded on the NASDAQ Capital Market. However, the average daily trading volume in LaPorte Bancorp’s common stock has been relatively small, averaging less than approximately 6,545 shares per day during 2013. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.
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

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
As of December 31, 2013, the net book value of our properties was $8.3 million. The following is a list of our offices:

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
	(Dollars in thousands)
Main Office: (including land)
710 Indiana Avenue La Porte, Indiana 46350	Owned	1916	57,000	$2,968
Full Service Branches: (including land)
6959 W. Johnson Road La Porte, Indiana 46350	Owned	1987	3,500	258
301 Boyd Blvd. La Porte, Indiana 46350	Owned	1997	4,000	1,053
1222 W. State Road #2 La Porte, Indiana 46350	Owned	1999	2,200	367
2000 Franklin Street Michigan City, Indiana 46360	Owned	2007	5,589	787
851 Indian Boundary Road Chesterton, Indiana 46304	Owned	2007	7,475	1,122
101 Michigan Street Rolling Prairie, Indiana 46371	Owned	2007	1,850	96
1 Parkman Drive Westville, Indiana 46391	Owned	2006	4,000	1,281
602 F Street La Porte, Indiana 46350 (partial service branch)	Leased	2013	260	41
Loan Production Office:
2918 Division Street St. Joseph, Michigan 49085	Leased	2013	1,200	—
Lots Owned:
1201 E. Lincolnway Valparaiso, Indiana 46383	Owned	2006	N/A	385
The net book value of our furniture, fixtures and equipment (including computer software) at December 31, 2013 was $1.1 million. Our full service branch located at 101 Michigan Street, Rolling Prairie, Indiana was closed effective March 7, 2014.

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
Our shares of common stock are traded on the NASDAQ Capital Market under the symbol “LPSB”. The approximate number of holders of record of LaPorte Bancorp, Inc.’s common stock as of March 14, 2014 was 682. Certain shares of LaPorte Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market and dividend information for LaPorte Bancorp, Inc.’s common stock for each quarter during 2013 and 2012, as reported on the NASDAQ Capital Market. We completed our second-step conversion on October 4, 2012 whereby each share of LaPorte Bancorp, Inc., a federal corporation was exchanged for 1.3190 shares of the Company. Accordingly, we have adjusted the share prices prior to October 4, 2012 to reflect the 1.3190 exchange rate.

	High	Low	Dividends
2013
Quarter ended March 31, 2013	$10.55	$8.36	$0.04
Quarter ended June 30, 2013	10.40	9.31	0.04
Quarter ended September 30, 2013	10.99	9.95	0.04
Quarter ended December 31, 2013	11.86	10.35	0.04
2012
Quarter ended March 31, 2012	$7.16	$5.96	$0.03
Quarter ended June 30, 2012	7.20	5.85	0.03
Quarter ended September 30, 2012	8.26	7.01	0.03
Quarter ended December 31, 2012	9.21	7.85	0.04
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

The following table presents information related to share purchases made by or on behalf of the Company of it's shares of common stock during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2013	—	$—	—	310,809
November 1-30, 2013	230,300	10.69	230,300	80,509
December 1-31, 2013	65,709	11.04	65,709	14,800
Total	296,009	10.76	296,009

Item 6.	Selected Financial Data
The following tables set forth selected consolidated historical financial and other data of LaPorte Bancorp, Inc. and its subsidiaries for the years and at the dates indicated. The following is only a summary and should be read in conjunction with the consolidated financial statements of the Company and related notes to the consolidated financial statements. The information at December 31, 2013 and 2012 and for the years ended December 31, 2013 and 2012 is derived in part from the audited consolidated financial statements that appear in this Form 10-K. The information at December 31, 2011, 2010, and 2009 and for the years ended December 31, 2011, 2010, and 2009 is derived in part from audited consolidated financial statements that do not appear in this Form 10-K. The information presented prior to October 4, 2012 is of the Company’s predecessor company.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$526,881	$492,755	$477,145	$444,270	$405,827
Cash and cash equivalents	18,219	6,857	8,146	5,868	6,000
Investment securities	164,272	125,620	131,974	119,377	102,095
Federal Home Loan Bank stock	4,375	3,817	3,817	4,038	4,206
Loans held for sale	1,118	1,155	3,049	4,156	981
Loans, net	293,285	313,692	295,359	273,103	256,275
Deposits	346,701	348,970	333,560	317,338	273,408
Federal Home Loan Bank of Indianapolis advances and other long-term borrowings	91,932	54,164	82,157	71,746	62,780
Short-term borrowings	2,415	—	—	—	16,675
Shareholders’ equity	80,249	84,055	55,703	50,048	49,872

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Selected Operating Data:
Interest and dividend income	$17,578	$19,832	$19,391	$20,980	$19,272
Interest expense	3,421	4,392	5,871	7,268	8,265
Net interest income	14,157	15,440	13,520	13,712	11,007
Provision for loan losses	6	1,037	1,137	3,472	851
Net interest income after provision for loan losses	14,151	14,403	12,383	10,240	10,156
Noninterest income	2,987	3,160	2,647	3,705	3,939
Noninterest expense	11,898	11,782	11,052	10,809	11,158
Income before income taxes	5,240	5,781	3,978	3,136	2,937
Income tax expense	1,227	1,496	736	545	425
Net income	$4,013	$4,285	$3,242	$2,591	$2,512

	At or For the Years Ended December 31,
	2013	2012	2011	2010	2009
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.83%	0.91%	0.72%	0.61%	0.65%
Return on equity (ratio of net income to average equity)	4.81	6.91	6.15	5.12	5.25
Interest rate spread (1)	2.98	3.37	3.09	3.31	2.89
Net interest margin (2)	3.20	3.57	3.31	3.59	3.21
Efficiency ratio (3)	69.40	63.34	68.36	62.06	74.66
Dividend payout ratio	22.86	18.06	5.45	—	—
Noninterest expense to average total assets	2.46	2.50	2.45	2.56	2.90
Average interest-earning assets to average interest-bearing liabilities	128.41	120.06	115.10	114.97	113.49
Loans to deposits	85.72	91.13	89.68	87.26	94.75
Basic earnings per share (4)	$0.70	$0.72	$0.55	$0.44	$0.42
Diluted earnings per share (4)	0.69	0.72	0.55	0.44	0.42
Tangible book value per share (4)	12.09	12.13	7.61	6.77	6.66
Asset Quality Ratios:
Nonperforming assets to total assets	1.16%	1.88%	1.55%	1.89%	2.04%
Nonperforming loans to total loans	1.65	2.63	2.13	2.49	2.98
Allowance for loan losses to nonperforming loans	79.56	51.54	59.27	57.21	35.98
Allowance for loan losses to total loans	1.31	1.35	1.26	1.42	1.07
Capital Ratios:
Average equity to average assets	17.23%	13.15%	11.70%	11.96%	12.44%
Equity to total assets at end of period	15.25	17.06	11.67	11.27	12.29
Total capital to risk-weighted assets (5)	19.1	18.9	14.9	15.2	15.3
Tier 1 capital to risk-weighted assets (5)	18.0	17.7	13.7	14.0	14.3
Tier 1 capital to average assets (5)	13.0	13.4	9.7	9.9	10.4
Other Data:
Number of full service offices	8	8	8	8	8

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.

(2)	Represents net interest income as a percent of average interest-earning assets for the year.

(3)
Represents noninterest expense divided by the sum of net interest income and noninterest income. The efficiency ratio presented above includes other than temporary impairment losses on investments of $1.7 million for 2009.

(4)	Per share amounts for 2009, 2010, and 2011 have been adjusted for the exchange ratio related to the October 4, 2012 conversion.

(5)	Represents capital ratios of The LaPorte Savings Bank.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited consolidated financial statements, which appear beginning on page 67 of this Annual Report on Form 10-K. You should read the information in this section in conjunction with the business and financial information regarding the Company provided in this Annual Report on Form 10-K.
Overview
Our results of operations depend mainly on our net interest income, which is the difference between the interest income earned on our loan and investment portfolios and interest expense paid on our deposits and borrowed funds. Results of operations are also affected by fee income from deposits, lending and mortgage banking operations, provisions for loan losses, gains (losses) on sales and other than temporary impairment charges of loans and securities, and other miscellaneous income. Our noninterest expenses consist primarily of salaries and employee benefits, occupancy and equipment, data processing, advertising, bank examination fees, amortization of intangibles, collection and other real estate owned related expense, FDIC insurance, and income tax expense (benefit). Our results of operations are also significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies, and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially affect our financial condition and results of operations. See “Item 1A-Risk Factors.”
Business Strategy
Our business strategy is intended to increase profitability by:

•
Increasing Commercial Real Estate and Commercial Business Lending. In order to increase the yield of and reduce the term to repricing of our loan portfolio, we have increased our commercial real estate and commercial business loan portfolios while maintaining the practice of sound credit decisions. Our commercial real estate and commercial business loan portfolios have grown from $59.3 million and $17.4 million, respectively, at December 31, 2007 to $83.8 million and $17.6 million, respectively, at December 31, 2013. At December 31, 2013, non-performing commercial real estate and commercial business loans totaled $924,000, which decreased $2.4 million, or 72%, from December 31, 2012.

•
Maintaining the Quality of Our Loan Portfolio. Maintaining the quality of our loan portfolio is a key factor in managing our operations, particularly during a period of economic weakness. We will continue to use customary risk management techniques, such as independent internal and external loan reviews, portfolio credit analysis, and field inspections of collateral in overseeing the performance of our loan portfolio. Our asset quality remains better than many Indiana banks and thrifts with a nonperforming loans to total loans ratio of 1.65% at December 31, 2013 and a nonperforming assets to total assets ratio of 1.16% at December 31, 2013, which is the lowest level we have experienced since September 30, 2008.

•
Continuing Moderate Growth in Mortgage Warehouse Lending. We entered the mortgage warehouse line of business in order to increase the yield of our loan portfolio and increase noninterest income. Our mortgage warehouse lending business has grown from $604.8 million in originations in 2009 to $2.8 billion in originations in 2013. The rising mortgage interest rates during 2013 combined with increased competition for mortgages negatively impacted the amount of mortgage activity nationwide. The tighter spreads, slower turn times, and reduced fees reduced our interest income and fee income related to mortgage warehouse lending. During 2013, we added eight mortgage lenders to mitigate the impact of the changing mortgage industry and increased competition.

•
Increasing Revenue with Our Mortgage Banking Strategy. We made the strategic decision to grow our mortgage banking area by adding qualified mortgage lenders in LaPorte and Porter counties in Indiana and opening a new mortgage loan production office in St. Joseph, Michigan. We believe that our infrastructure will allow us to grow market share within and around our markets. While we intend to sell the majority of our originated mortgage loans to continue to generate fee income and gains on mortgage banking activities, we are strategically retaining certain of these loans within our portfolio, focusing on adjustable rate mortgages and fixed rate mortgages with 10 to 15 year terms.

•
Maintaining Our Status As An Independent Community Oriented Institution. We intend to use our customer service and our knowledge of our local community to enhance our status as an independent community financial institution. We are also committed to upgrading technology where necessary to provide high quality service to our customers for online banking and making mortgage and consumer lending decisions. In addition, having employees who understand and value our clientèle and their business is a key component to our success. We believe that our present staff is one of our competitive strengths and thus the retention of such persons and our ability to continue to attract quality personnel is a high priority.

•
Managed Growth. We intend to use our capital to grow organically and we may use a portion of the net proceeds of our 2012 second-step conversion and offering to pursue future acquisitions of commercial banks, savings institutions, financial services companies, and branch offices of such institutions if we find the right opportunity. We have no current arrangements or agreements with respect to any such acquisitions.

•
Managing Interest Rate Risk. We believe that it is difficult to achieve satisfactory levels of profitability in the financial services industry without assuming some level of interest rate risk, especially with the continued low interest rate market. However, we believe that such risk must be carefully managed to avoid undue exposure to changes in interest rates. Accordingly, we seek to manage to the extent practical our interest rate risk, which may include the use of interest rate swap agreements as a part of our strategy.

Critical Accounting Policies
We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. We consider the following to be our critical accounting policies:
Securities. Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost and further review will be performed for all securities that have been in a loss position for greater than one year and at a current loss of 10% or more; (2) the financial condition and near term prospects of the issuer and whether it has the ability to pay all amounts due according to the contractual terms of the debt security; (3) whether the market decline was affected by macroeconomic conditions; and (4) our intent not to sell the debt security and whether it is more likely than not that we will be required to sell the debt security before its anticipated recovery.
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

A loan is impaired with specific allowance amounts allocated, if applicable, when based on current information and events it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties are considered troubled debt restructurings and classified as impaired. Loans included for analysis for potential impairment are all commercial and commercial real estate loans classified by us as Substandard, Doubtful, or Loss. Such loans are analyzed to determine if specific allowance allocations are required under either the fair value of collateral method, for all collateral dependent loans, or using the present value of estimated future cash flows method, using the loan’s existing interest rate as the discount factor. Other factors considered in the potential specific allowance allocation measurement are the timing and reliability of collateral appraisals or other collateral valuation sources, the confidence in our lien on the collateral, historical losses on similar loans, and any other factors known to management at the time of the measurement that may affect the valuation. Based on management’s consideration of these factors for each individual loan that is reviewed for potential impairment, a specific allowance allocation is assigned to the loan, if applicable, and such allocations are periodically monitored and adjusted as appropriate.
Non-specific general allowance amounts are allocated to all other loans not considered in the specific allowance allocation analysis described above. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly they are not separately identified for impairment disclosures. A minimum and maximum allowance allocation estimate is determined for each general loan category or loan pool based on the current three year historical average annual loss ratios as well as consideration of significant recent changes in annual historical loss ratios, classified loan trends by category, delinquency ratios, and inherent risk factors attributable to current local and national economic conditions.
All of the allowance for loan losses is allocated under the specific and general allowance allocation methodologies described above. Management reviews its allowance allocation estimates and loan collateral values at least quarterly and adjusts the allowance for loan losses for changes in specific and general allowance allocations, as appropriate. Any differences between the estimated and actual observed loan losses are adjusted through increases or decreases to the allowance for loan losses at least quarterly and such losses are then factored into the revised historical average annual loss ratios for future quarterly allowance allocations.
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
At December 31, 2013, the Company had core deposit intangibles of $274,000 subject to amortization and $8.4 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets arising from the acquisition of City Savings Financial in 2007. Accounting standards require an annual evaluation of goodwill for potential impairment using various estimates and assumptions. The Company’s common stock at the close of business on December 31, 2013 was $11.12 per common share, compared to a book value of $13.56 per common share. Management believes the lower market price in relation to book value of the Company’s common stock is due to the overall decline in the financial industry sector and is not specific to the Company. Further, the Company engaged an independent expert in valuations to perform an impairment test of its goodwill. The impairment test was performed in February 2014 as of October 31, 2013 and resulted in an implied fair value for the Company sufficiently above the book value of its common stock to support the carrying value of goodwill. As the Company’s stock price per common share is currently less than its book value per common share, it is possible that management may conclude that goodwill, totaling $8.4 million at December 31, 2013, is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.
Other intangible assets consist of core deposit intangibles arising from a whole bank acquisition and were initially measured at fair value and are amortized on an accelerated method over the estimated useful live of 15 years. The core deposit intangibles are periodically evaluated for impairment and, if in the future, are determined to be impaired, our financial results could be materially impacted.

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

	Years Ended December 31,
	2013			2012			2011
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
Loans	$268,098	$13,972	5.21%	$292,882	$16,362	5.59%	$260,245	$15,406	5.92%
Taxable securities	107,625	1,948	1.81	85,910	1,933	2.25	98,986	2,377	2.40
Tax exempt securities	43,418	1,439	3.31	38,189	1,374	3.60	36,493	1,486	4.07
Federal Home Loan Bank of Indianapolis stock	3,824	133	3.48	3,817	116	3.04	3,914	99	2.53
Fed funds sold and other interest-earning deposits	19,993	86	0.43	11,371	47	0.41	9,204	23	0.25
Total interest-earning assets	442,958	17,578	3.97%	432,169	19,832	4.59	408,842	19,391	4.74
Noninterest-earning assets	41,689			39,656			41,485
Total assets	$484,647			$471,825			$450,327
Liabilities and equity:
Savings deposits	$59,286	33	0.06	$57,587	29	0.05	$48,660	42	0.09
Money market/NOW accounts	117,333	400	0.34	107,753	483	0.45	100,048	570	0.57
CDs and IRAs	112,436	1,735	1.54	135,334	2,350	1.74	143,650	3,304	2.30
Total interest bearing deposits	289,055	2,168	0.75	300,674	2,862	0.95	292,358	3,916	1.34
FHLB advances	50,097	969	1.93	53,292	1,209	2.27	52,180	1,467	2.81
Subordinated debentures	5,155	281	5.45	5,155	282	5.47	5,155	281	5.45
FDIC guaranteed unsecured borrowings	—	—	—	613	37	6.04	4,947	201	4.06
Other secured borrowings	642	3	0.47	234	2	0.85	552	6	1.09
Total interest-bearing liabilities	344,949	3,421	0.99	359,968	4,392	1.22	355,192	5,871	1.65
Noninterest-bearing demand deposits	50,686			44,016			37,019
Other liabilities	5,521			5,799			5,416
Total liabilities	401,156			409,783			397,627
Equity	83,491			62,042			52,700
Total liabilities and equity	$484,647			$471,825			$450,327
Net interest income		$14,157			$15,440			$13,520
Net interest rate spread			2.98%			3.37%			3.09%
Net interest-earning assets	$98,009			$72,201			$53,650
Net interest margin			3.20			3.57			3.31
Average interest-earning assets to interest-bearing liabilities			128.41			120.06			115.10

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

	Years Ended December 31, 2013 vs. 2012			Years Ended December 31, 2012 vs. 2011
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$(1,333)	$(1,057)	$(2,390)	$1,857	$(901)	$956
Taxable securities	435	(420)	15	(301)	(143)	(444)
Tax exempt securities	179	(114)	65	67	(179)	(112)
Federal Home Loan Bank of Indianapolis stock	—	17	17	(3)	20	17
Fed funds sold and other interest-bearing deposits	37	2	39	6	18	24
Total interest-earning assets	(682)	(1,572)	(2,254)	1,626	(1,185)	441
Interest-bearing liabilities:
Savings deposits	1	3	4	7	(20)	(13)
Money market/NOW accounts	40	(123)	(83)	41	(128)	(87)
CDs and IRAs	(371)	(244)	(615)	(182)	(772)	(954)
FHLB advances and federal funds purchased	(69)	(171)	(240)	31	(289)	(258)
Subordinated debentures	—	(1)	(1)	—	1	1
FDIC guaranteed borrowings	(37)	—	(37)	(231)	67	(164)
Other secured borrowings	2	(1)	1	(3)	(1)	(4)
Total interest-bearing liabilities	(434)	(537)	(971)	(337)	(1,142)	(1,479)
Change in net interest income	$(248)	$(1,035)	$(1,283)	$1,963	$(43)	$1,920
Comparison of Financial Condition at December 31, 2013 and December 31, 2012
General: Total assets increased $34.1 million, or 6.9%, to $526.9 million at December 31, 2013 from $492.8 million at December 31, 2012. The increase at December 31, 2013 was primarily due to an increase in cash and due from financial institutions of $11.4 million and in securities available-for-sale of $38.7 million partially offset a decrease of $20.4 million in loans receivable. The increases in cash and securities available-for-sale were a result of the decrease in mortgage warehouse lending balances of $22.0 million in 2013 due to the increase in mortgage interest rates which slowed mortgage and refinance activity industry-wide. We continue to see a shift in our deposit composition when comparing balances at December 31, 2013 to December 31, 2012, with a $7.1 million reduction in time deposits and a $4.8 million increase in interest-bearing and noninterest-bearing demand, savings, and money market accounts. We attribute this change primarily to the continued low interest rate environment along with our strategic approach to pricing deposits and overall interest rate management. The Company experienced an increase in Federal Home Loan Bank of Indianapolis (“FHLBI”) advances at December 31, 2013 of $37.8 million, or 77.1%, of which $26.8 million were short term advances utilized to fund the fluctuating warehouse lending balances and were repaid during January 2014. Total shareholders’ equity decreased $3.8 million in 2013 primarily due to a decrease in accumulated other comprehensive income of $4.2 million as unrealized gains on securities available-for-sale decreased as a result of rising interest rates during 2013. In addition, the Company repurchased 296,009 shares of its common stock for $3.2 million in accordance with its repurchase plan announced in October 2013 and paid $987,000 in dividends to shareholders. These decreases were partially offset by net income totaling $4.0 million for the year ended December 31, 2013.

Investment Securities and Interest-earning Time Deposits: Total securities available-for-sale increased $38.7 million, or 30.8%, to $164.3 million at December 31, 2013 from $125.6 million at December 31, 2012 due to $95.8 million of purchases of mortgage-backed securities, government agency CMOs, and state and municipal investments as the proceeds from the decrease in gross loans were invested. Partially offsetting the purchases were $32.9 million of sales and $16.6 million of maturities, calls, and principal repayments of securities available-for-sale during 2013.
At December 31, 2013, management reviewed the securities portfolio for possible other-than-temporary impairment and determined there were no impairment charges to be recorded. The total available-for-sale securities portfolio reflected a net unrealized loss of $1.6 million at December 31, 2013 compared to a net unrealized gain of $5.6 million at December 31, 2012. The change in the unrealized gain on available-for-sale securities was primarily related to the increased interest rates during 2013 and did not reflect a deterioration of the credit quality of the issuers of these securities.
Loans Held for Sale: Loans held for sale were relatively stable at $1.1 million at December 31, 2013 compared to $1.2 million at December 31, 2012. Changes in the balance of loans held for sale are primarily due to the timing of when residential mortgage loans are originated and subsequently sold to the secondary market.
Net Loans: Net loans decreased $20.4 million, or 6.5%, to $293.3 million at December 31, 2013 from $313.7 million at December 31, 2012. This decrease was primarily due to a decrease in mortgage warehouse loans, which was partially offset by an increase in commercial real estate, construction and five or more family residential loans during 2013.
Mortgage warehouse loans decreased $22.0 million, or 16.0%, to $115.4 million at December 31, 2013 compared to $137.5 million at December 31, 2012. The volume of loans originated by the mortgage companies decreased to $2.3 billion in 2013 from $2.8 billion in 2012. During 2013, a decrease in refinance activity from rising mortgage interest rates and an increase in mortgage warehouse competition resulted in lower loan volume.
Commercial real estate loans increased $4.0 million, or 5.0%, to $83.8 million at December 31, 2013 compared to $79.8 million at December 31, 2012. The increase in commercial real estate loans was due to the origination of $18.4 million in new loans which was offset by loan repayments and payoffs totaling $12.3 million and six relationships totaling $2.4 million which were transferred to other real estate owned or were charged-off during 2013.
Construction loans increased $1.6 million, or 53.5%, to $4.5 million at December 31, 2013 compared to $2.9 million at December 31, 2012 primarily due to the origination of four commercial construction loans totaling $1.9 million and draws of $1.4 million on existing commercial construction loans offset by $714,000 of commercial construction loans moving to permanent financing during 2013. The overall increase in commercial construction loans was offset by a decrease in residential construction loans as $934,000 of such loans converted to permanent financing during 2013.
Five or more family residential loans increased $1.1 million, or 7.8%, to $15.4 million at December 31, 2013 compared to $14.3 million at December 31, 2012. This increase was primarily due to four new loan relationships during 2013 totaling $9.2 million and was partially offset by two relationships that paid off during 2013 which totaled $7.8 million at December 31, 2012.
Commercial business loans decreased $2.5 million, or 12.6%, to $17.6 million at December 31, 2013 compared to $20.2 million at December 31, 2012. This decrease was primarily due to loan repayments and payoffs totaling $6.1 million, partially offset by new loan originations and draws on existing loans totaling $3.5 million during 2013.
One- to four-family residential loans decreased $1.6 million, or 4.2%, to $35.4 million at December 31, 2013 from $37.0 million at December 31, 2012. This decrease was primarily attributable to slowing refinance activity and normal amortization of the seasoned loan portfolio during 2013. We have continued to sell a majority of our fixed rate one- to four-family residential loans originated, but will retain in our portfolio shorter-term fixed rate and variable rate loans when deemed appropriate in an effort to replace some of the older one- to four-family residential loans that have been refinanced or repaid. Management expects to continue selling the majority of the long term fixed rate one- to four-family residential loans originated in the near future to reduce interest rate risk exposure of adding generally lower yielding fixed rate long term mortgages to the balance sheet.
There was no material change in land, home equity loans, or consumer loans at December 31, 2013 when compared to December 31, 2012.

Allowance for Loan Losses: The allowance for loan losses balance decreased $403,000, or 9.4%, to $3.9 million at December 31, 2013 compared to $4.3 million at December 31, 2012 primarily due to a decrease in the provision for loan losses to $6,000 for 2013 compared to $1.0 million for 2012. The decrease in the provision during 2013 was primarily due to a decrease in the total outstanding gross loan balances when compared to December 31, 2012, a $384,000 decrease in specific reserve requirements related to one commercial real estate relationship based upon updated appraisals, and a continued improvement in asset quality metrics. The provision amounts recorded reflect management’s continuing assessment of the credit quality of the Company’s loan portfolio, which is impacted by various trends, including nonperforming loans, classified assets, charge-off ratios, delinquencies, and current economic conditions. The allowance for loan losses to total loans ratio was relatively stable at 1.31% at December 31, 2013 compared to 1.35% at December 31, 2012. The allowance for loan losses to total loans ratio was impacted by the decrease in gross loans and the decrease in specific reserve allocations of $332,000 when comparing balances at December 31, 2013 to December 31, 2012.
Asset quality metrics continued to improve during the year ended December 31, 2013. Total nonperforming loans decreased $3.5 million, or 41.3%, to $4.9 million at December 31, 2013 compared to $8.4 million at December 31, 2012. At December 31, 2013, nonperforming loans to total loans ratio decreased to 1.65% from 2.63% at December 31, 2012. The allowance for loan losses to nonperforming loans increased to 79.6% at December 31, 2013 compared to 51.5% at December 31, 2012 primarily due to the decrease in nonperforming loans during 2013.
Commercial real estate nonperforming loans decreased by $1.8 million, or 68.1%, during 2013 due to the payoff of one relationship totaling $508,000, the transfer to other real estate owned of four relationships totaling $1.5 million, and the repayment of $321,000 and related charge-off of $58,000 on another relationship. In addition, one- to four-family real estate nonperforming loans decreased $787,000 during 2013 due to five loans totaling $546,000 being transferred to other real estate owned, two loans totaling $331,000 returning to accrual status as the borrowers were current and performing according to the terms of their agreements, and repayments totaling $187,000. These decreases in one- to four- family real estate loans were partially offset by five loans totaling $295,000 being transferred to nonaccrual status during 2013.
As of December 31, 2013, nonaccrual loans to rental, real estate and land developers totaled $3.6 million, to construction businesses totaled $201,000, and to all other commercial industry types totaled $105,000. One- to four-family residential loans on nonaccrual totaled $988,000 as of December 31, 2013. All other consumer loans on nonaccrual status totaled $46,000 at December 31, 2013.
Total nonperforming assets decreased $3.2 million, or 34.2%, to $6.1 million at December 31, 2013 from $9.3 million at December 31, 2012. At December 31, 2013, nonperforming assets to total assets ratio decreased to 1.16% from 1.88% at December 31, 2012 primarily due to the decrease in nonperforming loans mentioned above which was partially offset by an increase of $286,000 in other real estate owned. Eleven properties were sold during 2013 with a recorded fair value of $1.6 million, and 17 new properties were transferred into other real estate owned during the current year with a fair value of $2.2 million. For the year ended December 31, 2013, write-downs totaling $340,000 were recorded on other real estate owned properties. The current balance in other real estate owned includes the current market value of a property the Company acquired in its acquisition of City Savings Bank in 2007, which was held for future branch development. The current market value of this property was $205,000 at December 31, 2013. The Company anticipates listing this property for sale in the future but does not anticipate that to occur in the near future.
Goodwill and Other Intangible Assets: Our goodwill totaled $8.4 million at December 31, 2013 and 2012. Accounting standards require goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. The most recent annual impairment review of the $8.4 million of goodwill previously recorded was performed in February 2014 as of October 31, 2013. Based on this evaluation, management determined that the fair value of the reporting unit, which is defined as LaPorte Bancorp, Inc. as a whole, exceeded the book value of the goodwill, based on the opinion of an independent expert in valuations, such that the sales price per common share would exceed our book value per common share. Accordingly, no goodwill impairment was recognized in 2013.
As the Company’s market price per common share is currently less than its tangible book value per common share, it is possible that management may conclude that goodwill, totaling $8.4 million at December 31, 2013, is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

Deposits: Total deposits decreased $2.3 million, or 0.7%, to $346.7 million at December 31, 2013 compared to $349.0 million at December 31, 2012, primarily due to decreases in certificates of deposit and IRA balances partially offset by increases in money market deposits.
Noninterest bearing demand deposits were relatively stable at $51.0 million at December 31, 2013 compared to $50.9 million at December 31, 2012. Savings and money market accounts increased $3.6 million, or 3.0%, to $124.0 million at December 31, 2013 from $120.4 million at December 31, 2012. Interest-bearing checking accounts increased $1.0 million, or 2.0%, to $53.9 million at December 31, 2013.
Certificates of deposit and IRA balances decreased $7.1 million, or 5.7%, to $117.8 million at December 31, 2013, primarily due to the continued low interest rate environment. Non-brokered certificates of deposit and IRA time deposits decreased $10.2 million during 2013, primarily due to the continued competitive market and low interest rate environment. Although management believes the interest rates offered on certificates of deposit have remained competitive, we have positioned them at or below the average rates offered in the market due to the pricing on alternative sources of funding. Partially offsetting this decrease in non-brokered certificates of deposit and IRA time deposits was an increase of $3.1 million in brokered deposits during 2013. During 2013, we utilized lower costing brokered deposits through CDARS as a funding source for loans and warehouse mortgage lending.
Borrowed Funds: Total borrowed funds increased $40.2 million, or 74.2%, to $94.3 million at December 31, 2013 compared to $54.2 million at December 31, 2012. FHLBI advances increased $37.8 million during 2013 due to an increase in short-term advances of $17.8 million. Long-term advances also increased by $20.0 million at December 31, 2013 to $60.0 million. During 2013, management elected to obtain two $5.0 million long-term advances and lock in to a fixed interest rate over the next several years as part of its interest rate risk strategy. The Company has been granted unsecured lines of credit at First Tennessee Bank in the amount of $15.0 million and at Zions Bank in the amount of $9.0 million. At December 31, 2013, the Company's borrowed funds included $2.4 million of short-term borrowings from Zions Bank. The increase in short-term FHLBI advances and Zions Bank borrowings at December 31, 2013 was related to the fluctuating balances during December for our warehouse lending. All of the Company's short-term advances and borrowings were repaid during January 2014.
Total Shareholders’ Equity: Total shareholders’ equity decreased $3.8 million, or 4.5%, to $80.2 million at December 31, 2013 compared to $84.1 million at December 31, 2012 primarily due to a $4.2 million decrease in accumulated other comprehensive income as unrealized securities gains decreased as a result of rising interest rates during 2013 and dividends paid during 2013 of $987,000. In addition, total equity decreased by $3.2 million as the Company repurchased 296,009 shares of its common stock in accordance with its repurchase plan announced in October 2013. There were 14,800 shares remaining to be repurchased under this plan at December 31, 2013. These decreases in total equity were partially offset by $4.0 million in net income for the year ended December 31, 2013.
Comparison of Operating Results For the Years Ended December 31, 2013 and December 31, 2012
Net Income: Net income totaled $4.0 million, or $0.69 per diluted share, compared to net income of $4.3 million, or $0.72 per diluted share, for the year ended December 31, 2012. Return on average assets for 2013 was 0.83% compared to 0.91% for 2012, and return on average equity was 4.81% for 2013 compared to 6.91% for the same period in 2012. Net income was primarily impacted by decreases in net interest income of $1.3 million and noninterest income of $173,000 which were partially offset by a decrease in provision for loan losses of $1.0 million and an increase in noninterest expense of $116,000.
The Company experienced a decrease in both mortgage warehouse and mortgage banking activity during 2013 as compared to 2012 due to the rising mortgage interest rates which reduce mortgage and refinancing activity. The impact of the the change in the mortgage banking environment contributed significantly to the decrease in net income. The average outstanding balance of mortgage warehouse loans decreased $8.9 million for the year ended December 31, 2013 compared to the prior year period. Gains on mortgage banking activities decreased $424,000 for the year ended December 31, 2013 when compared to the prior year period due to the lower level of mortgage banking activities.
Net Interest Income: Net interest income decreased $1.3 million, or 8.3%, to $14.2 million for the year ended December 31, 2013 from $15.4 million for the prior year. Net interest rate spread decreased to 2.98% for 2013 compared to 3.37% for the prior year. Net interest margin decreased to 3.20% for 2013 compared to 3.57% for the prior year. The decreases in the net interest spread and net interest margin were partially due to a decrease in interest income on loans of $2.4 million and average yields earned on securities due to the continued low interest rate environment combined with an 8.5% decrease in average outstanding loan balances in 2013. The decrease in loan interest income was partially offset by a decrease in interest expense on deposits and borrowings totaling $971,000 during the year ended December 31, 2013.

Interest and Dividend Income: Interest and dividend income decreased $2.3 million, or 11.4%, to $17.6 million for the year ended December 31, 2013 compared to $19.8 million for the prior year, primarily due to a decrease in interest and fee income on loans of $2.4 million, or 14.6%. The average outstanding balance of loans decreased $24.8 million to $268.1 million, while the average yield on loans decreased 38 basis points to 5.21% for 2013.
Interest and fee income on mortgage warehouse loans decreased $914,000, or 15.1%, to $5.1 million during 2013 when compared to 2012 due to the decrease of $8.9 million in the average balance of mortgage warehouse loans combined with a decrease in the average yield of 42 basis points on these loans during 2013. The volume of these loans originated by the mortgage companies decreased to $2.3 billion in 2013 from $2.8 billion in 2012. The year ended December 31, 2013 was impacted by the industry-wide decrease in mortgage originations and refinances due to rising interest rates on mortgage loans.
Interest and fee income from commercial real estate loans and one- to four- family mortgage loans held in portfolio decreased $445,000 and $469,000, respectively, for the year ended December 31, 2013 when compared to the prior year due to decreases in the average outstanding balances combined with lower average yields earned on such loans. The average yield on commercial real estate loans and the average yield on one- to four-family residential loans decreased 21 and 32 basis points, respectively, during 2013 when compared to the prior year. The Bank continues to sell the majority of its fixed rate one- to four-family residential loans originated, and as a result, the slow down in mortgage refinance activity during 2013 contributed to the decrease in both the average outstanding balance and interest income from these loans. The average yield on one- to four-family residential loans decreased 32 basis points during 2013 when compared to the prior year.
Interest income on automobile and other consumer loans decreased $127,000, or 30.6%, to $288,000 for the year ended December 31, 2013. The average outstanding balance of these loans decreased $1.3 million during 2013 when compared to the prior year as the Company's portfolio of indirect dealer auto loans continues to decrease through repayments. The Company does not currently lend under any indirect dealer auto program.
Interest income on taxable securities was $1.9 million in 2013 and 2012. The average outstanding balance of taxable securities increased $21.7 million, which was offset by the decrease in the average yield of 44 basis points in 2013. Interest income on tax exempt securities increased $65,000 in 2013 primarily due to an increase of $5.2 million in the average outstanding balance and partially offset by a decrease in the average yield of 29 basis points in 2013 compared to 2012. The current low interest rate environment continues to negatively impact interest income and management anticipates this trend to continue in the near future.
Interest Expense: Interest expense decreased $971,000, or 22.1%, to $3.4 million for the year ended December 31, 2013 from to $4.4 million for the prior year. The average cost of interest-bearing liabilities decreased 23 basis points to 0.99% during 2013 from 1.22% for the prior year, primarily due to a decrease in the average cost of certificates of deposit and IRA time deposits as well as a decrease in the average cost of borrowed funds. In addition, the average outstanding balance of interest-bearing liabilities decreased $15.0 million during 2013 to $344.9 million from $360.0 million in 2012.
Interest expense on deposits decreased $694,000, or 24.2%, to $2.2 million for the year ended December 31, 2013 as compared to the prior year. The average cost of certificates of deposit and IRA time deposits decreased 20 basis points to 1.54% for 2013 from 1.74% in 2012 and the average outstanding balance of these deposits decreased $22.9 million resulting in a decrease of $615,000 in interest expense on these deposits. The average cost of money market and interest-bearing checking accounts decreased 11 basis points to 0.34% in 2013 from 0.45% in 2012. The impact of the decrease in the cost of money market and interest-bearing checking accounts was partially offset by a $9.6 million increase in the average outstanding balance of these deposits in 2013 to $117.3 million from $107.8 million in 2012. The Company has continued to offer competitive interest rates on money market accounts in order to attract these relatively low cost deposits to help fund the mortgage warehouse division.
Interest expense on FHLBI advances decreased $240,000, to $969,000 during 2013 primarily due to a 34 basis point decrease in the average cost of FHLBI advances to 1.93% in 2013 as we were able to replace a significant portion of matured borrowings with the lower cost advances. Interest expense on the FDIC guaranteed unsecured borrowing which The LaPorte Savings Bank entered into in 2009 decreased $37,000 for the year ended December 31, 2013 when compared to the prior year, as the borrowing matured and was paid off during the first quarter of 2012.

Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management recognized a provision for loan losses of $6,000 for the year ended December 31, 2013 compared to $1.0 million for the prior year. The decrease in the provision was primarily due to a decrease in the total outstanding gross loan balances when compared to 2012, a $384,000 decrease in specific reserve requirements related to one commercial real estate relationship based upon updated appraisals, and a continued improvement in asset quality metrics in 2013. Net charge-offs for 2013 and 2012 were $409,000 and $501,000, respectively. Specific reserves of $242,000 were previously recorded for current year net charge-offs.
Noninterest Income: Noninterest income decreased slightly to $3.0 million for the year ended December 31, 2013 compared to $3.2 million in 2012, primarily attributable to decreases in gains on mortgage banking activities of $424,000 due to the decreases in refinance and purchase activity as mortgage interest rates increased during the second half of 2013. In addition, other income decreased $184,000 during 2013 when compared to the prior year due to gains realized in 2012 on the call of certain brokered deposits combined with lower wire transfer fees realized as a result of the decrease in mortgage warehouse activity.
Partially offsetting these decreases was an increase of $340,000 from net gains on sales of securities, which were realized to reduce price volatility, and an increase of $129,000 in loan servicing fees due to recent increases in mortgage interest rates which reduced the provision for the valuation allowance on mortgage servicing rights required during 2013.
Noninterest Expense: Noninterest expense increased $116,000, or 1.0%, to $11.9 million for the year ended December 31, 2013 compared to $11.8 million for the prior year. The increase in noninterest expense was primarily due to an increase in data processing of $103,000 for the year ended December 31, 2013 when compared to the prior year due to processing expenses related to the establishment of a real estate investment trust, annual fees related to the Bank’s mobile banking service during 2013, and costs related to certain system upgrades and higher annual license and maintenance fees. The real estate investment trust company was established in January 2013 and the Bank’s mobile banking service was implemented beginning in June 2012.
Collection and other real estate owned expense increased $99,000 during 2013 compared to the prior year due to increased real estate taxes related to the number of properties held as other real estate owned during 2013 when compared to 2012. In addition, other expenses increased $56,000 during 2013 compared to 2012, primarily due to the Company incurring $150,000 of expenses related to the formation of a captive insurance company, which was partially offset by a decrease in charitable contributions, legal and consulting fees, and other expenses. During 2012, the Company incurred $95,000 related to the formation of its real estate investment trust.
The above increases in noninterest expense were partially offset by a decrease in occupancy expense totaling $174,000 primarily related to a reduction in real estate taxes on bank owned properties as LaPorte County finalized the provisional tax bills related to previous years. Salaries and wages expense also decreased for the year ended December 31, 2013 by $40,000 which was primarily related to a decrease in the costs of the supplemental retirement plan as well as an increase in the deferred lending costs from new loan originations in 2013. The decreases in salaries and wages expense were partially offset by increases in payroll expense primarily attributable to an increase in the number of mortgage banking personnel compared to the prior year and normal annual merit pay increases.
Income Taxes: Income tax expense decreased $269,000, to $1.2 million for 2013 compared to $1.5 million for 2012, primarily due to a decrease in income before taxes of $541,000, as well as a decrease in the effective tax rate. The effective tax rates for 2013 and 2012 were 23.4% and 25.9%, respectively. The establishment of the Company's real estate investment trust company in early 2013 combined with the increase of the bank owned life insurance had a favorable impact by lowering our effective state income tax rate in 2013. We anticipate that the late 2013 establishment of the Company's pooled captive insurance company will also contribute to a lower effective federal income tax rate in future years. Also impacting the income tax expense in 2012, was the estimated state net operating losses and other credits that were utilized for 2012 which resulted in a state income tax expense of $173,000 in 2012.

Liquidity and Capital Resources
We maintain liquid assets at levels we consider adequate to meet both our short- and long-term liquidity needs. We adjust our liquidity levels to fund loan commitments, repay our borrowings, and fund deposit outflows. We also adjust liquidity as appropriate to meet asset and liability management objectives. Liquidity levels fluctuate significantly based upon the demand in the mortgage warehouse lending division.
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
A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing and financing activities. At December 31, 2013 and December 31, 2012, $18.2 million and $6.9 million of our assets were invested in cash and cash equivalents, respectively. Our primary sources of cash are principal repayments on loans, proceeds from the maturities of securities, principal repayments of mortgage-backed securities and increases in deposit accounts.
Based on our current FHLBI stock ownership, as of December 31, 2013 and December 31, 2012, we had $86.8 million and $49.0 million, respectively in borrowings outstanding from the FHLBI. At December 31, 2013 and December 31, 2012 we had access to additional FHLBI advances of up to approximately $223,000 and $26.8 million, respectively. At December 31, 2013 and 2012, if we increased our ownership in FHLBI stock to the maximum allowable and increased our pledged collateral accordingly, we could borrow an additional $12.5 million and $49.5 million, respectively, from the FHLBI. As of December 31, 2013 and 2012, we had access to approximately $8.0 million but did not have any borrowings outstanding from the Federal Reserve Bank discount window.
The Company also has accommodations from First Tennessee Bank National Association to borrow federal funds up to $15.0 million at December 31, 2013 and 2012. The federal funds accommodation is not a confirmed line or loan, and First Tennessee Bank National Association may cancel such accommodation at any time, in whole or in part, without cause or notice, at its sole discretion. At December 31, 2013 and 2012, the Company had no borrowings from First Tennessee Bank National Association. At December 31, 2013 and 2012, the Company has an agreement with Zions First National Bank for an unsecured line of credit to borrow federal funds up to $9.0 million. This federal funds line of credit was established at the discretion of Zions First National Bank and may be terminated at any time in its sole discretion. At December 31, 2013, the Company had $2.4 million outstanding on this line. The Company did not have any outstanding borrowings on this line at December 31, 2012. The market value of unpledged available for sale securities which could be pledged for additional borrowing purposes was $37.8 million and $83.5 million at December 31, 2013 and December 31, 2012, respectively.
At December 31, 2013, we had $34.2 million in loan commitments outstanding, of which $17.6 million was committed to originate unused home equity lines of credit, $4.6 million was committed to originate commercial lines of credit, $920,000 was committed to originate unused commercial standby letters of credit, $3.5 million was committed to unused overdraft lines of credit, $2.4 million was committed to originate commercial real estate loans, $4.0 million was committed to originate unused commercial construction loans, $918,000 was committed to originate unused residential construction loans, $293,000 was committed to originate residential mortgage loans and $40,000 was committed to originate consumer loans. At December 31, 2012, we had $34.8 million in loan commitments outstanding, of which $18.0 million was committed to originate unused home equity lines of credit, $4.9 million was committed to originate commercial lines of credit, $1.9 million was committed to originate unused commercial standby letters of credit, $4.3 million was committed to unused overdraft lines of credit, $866,000 was committed to originate commercial real estate loans, $463,000 was committed to originate commercial loans, $3.4 million was committed to originate unused commercial construction loans and $934,000 was committed to originate unused residential construction loans.
Certificates of deposit and IRAs due within one year of December 31, 2013 and December 31, 2012 totaled $74.4 million, or 63.2% and $65.0 million, or 52.1%, respectively of certificates of deposit and IRAs. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, IRAs and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2013. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.

As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing, or financing cash flows. Net cash provided by operating activities was $6.6 million and $9.0 million for the years ended December 31, 2013 and December 31, 2012, respectively. Net cash utilized in investing activities was $29.0 million and $21.0 million during the years ended December 31, 2013 and 2012. Investment securities utilized the majority of the Company's funding resources during the years ended December 31, 2013 and 2012, as net cash utilized in purchases amounted to $95.8 million and $41.4 million, respectively, during the years ended December 31, 2013 and 2012, which was partially offset by cash flows from sales and maturities totaling $49.5 million and $47.5 million for the years ended December 31, 2013 and 2012, respectively. Net cash provided by financing activities was $33.8 million and $10.7 million for the years ended December 31, 2013 and 2012, respectively. During 2013, the majority of our cash inflows from financing activities were related to proceeds from FHLBI advances and short-term borrowings which totaled $45.2 million. Partially offsetting these cash inflows, we utilized $3.2 million for the repurchase of our common stock during 2013. During 2012, the net proceeds from our stock offering comprised a majority of our financing activity in addition to deposit cash flows. The net effect of our operating, investing, and financing activities was to increase our cash and cash equivalents from $6.9 million at the beginning of 2013 to $18.2 million at December 31, 2013. The net effect of our operating, investing, and financing activities was to decrease our cash and cash equivalents from $8.1 million at the beginning of 2012 to $6.9 million at December 31, 2012.
We also have obligations under our post retirement plans as described in Notes 12 and 13 of the Notes to Consolidated Financial Statements. The post retirement benefit plans will require future payments to eligible plan participants. We contributed $58,000 and $52,000, respectively, to our 401(k) plan for the years ended December 31, 2013 and 2012. In addition, as part of the 2012 second-step conversion and offering, the employee stock ownership plan trust borrowed funds from the Company and used those funds to purchase shares to be allocated to participants in our ESOP.
Off-Balance-Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and standby letters of credit. For information about our loan commitments, letters of credit, and unused lines of credit, see Note 21 of the Notes to Consolidated Financial Statements.
For the years ended December 31, 2013 and 2012, we did not engage in any off-balance-sheet transactions other than loan origination commitments, unused lines of credit, and standby letters of credit in the normal course of our lending activities.
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
Quantitative Analysis. The table below sets forth, as of December 31, 2013, the estimated changes in the net interest margin and the economic value of equity that would result from the designated changes in the United States Treasury yield curve over a 12 month non-parallel ramp for The LaPorte Savings Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Changes in Interest Rates (basis points) (1)		Estimated Increase (Decrease) in NIM			Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets
	Estimated NIM (2)	Amount	Percent	Estimated EVE (3)	Amount	Percent	EVE Ratio (4)	Changes in Basis Points
(Dollars in thousands)
+300	$15,628	$324	2.12%	$67,388	$(20,529)	(23.35)%	13.64%	(3.17)%
+200	15,540	236	1.54	76,563	(11,354)	(12.91)	15.19	(1.62)
+100	15,417	113	0.74	83,712	(4,205)	(4.78)	16.31	(0.50)
0	15,304	—	—	87,917	—	—	16.81	—
-100	14,852	(452)	(2.95)	87,580	(337)	(0.38)	16.51	(0.30)

(1)	Assumes changes in interest rates over a 12 month non-parallel ramp.

(2)	NIM or Net Interest Margin measures The LaPorte Savings Bank’s exposure to net interest income due to changes in a forecast interest rate environment.

(3)	EVE or Economic Value of Equity at Risk measures The LaPorte Savings Bank’s exposure to equity due to changes in a forecast interest rate environment.

(4)	EVE Ratio represents Economic Value of Equity divided by the economic value of assets which should translate into built in stability for future earnings.
The table above indicates that at December 31, 2013, in the event of a 100 basis point decrease in interest rates over a 12 month non-parallel ramp, we would experience a 2.95% decrease in net interest income. In the event of a 100 basis point increase in interest rates over a 12 month non-parallel ramp, the net interest income would increase 0.74%.
The table above indicates that at December 31, 2013, in the event of a 100 basis point decrease in interest rates over a 12 month non-parallel ramp, we would experience a 0.38% decrease in economic value of equity. In the event of a 100 basis point increase in interest rates over a 12 month non-parallel ramp, the economic value would decrease 4.78% in economic value of equity.

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

Item 8	Financial Statements and Supplementary Data
The information regarding financial statements is incorporated herein by reference to LaPorte Bancorp, Inc.’s 2013 Annual Report to Shareholders in the Financial Statements and the Notes thereto.

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
(b) Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 based upon the 1992 criteria set forth in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company’s management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2013.

(c) Changes in internal controls
There were no significant changes made in our internal control over financial reporting during the Company’s fourth quarter of the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
Not Applicable
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2014 Annual Meeting of Shareholders (the “2014 Proxy Statement”) is incorporated herein by reference.

Item 11.	Executive Compensation
The “Proposal I—Election of Directors” section of the Company’s 2014 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The “Proposal I—Election of Directors” section of the Company’s 2014 Proxy Statement is incorporated herein by reference.
The following table sets forth information as of December 31, 2013 about Company common stock that may be issued under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	271,194	$6.55	14,071
Equity compensation plans not approved by security holders	—	—	—
Total	271,194	$6.55	14,071

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The “Transactions with Certain Related Persons” section of the Company’s 2014 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2014 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
The following are filed as a part of this report by means of incorporation by reference to LaPorte Bancorp, Inc.’s 2013 Annual Report to Shareholders:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets—at December 31, 2013 and 2012

(C)	Consolidated Statements of Income—Years ended December 31, 2013 and 2012

(D)	Consolidated Statements of Comprehensive Income (Loss) – Years ended December 31, 2013 and 2012

(E)	Consolidated Statements of Changes In Shareholders’ Equity—Years ended December 31, 2013 and 2012

(F)	Consolidated Statements of Cash Flows—Years ended December 31, 2013 and 2012

(G)	Notes to Consolidated Financial Statements.
(a)(2)  Financial Statement Schedules
None.

(a)(3)  Exhibits

3.1	Articles of Incorporation of LaPorte Bancorp, Inc. (1)
3.2	Bylaws of LaPorte Bancorp, Inc. (2)
4	Form of Common Stock Certificate of LaPorte Bancorp, Inc. (3)
10.1	Employment Agreement by and among Lee A. Brady and The LaPorte Savings Bank effective February 26, 2008(4)
10.2	Employment Agreement by and among Michele M. Thompson and The LaPorte Savings Bank effective February 26, 2008(5)
10.3	First Amendment of Employment Agreement for Lee A. Brady dated September 23, 2008 (6)
10.4	Second Amendment to the Employment Agreement for Lee A. Brady dated July 12, 2011 (7)
10.5	First Amendment to the Employment Agreement for Michele M. Thompson dated September 23, 2008 (8)
10.6	Second Amendment to the Employment Agreement for Michele M. Thompson dated July 12, 2011 (9)
10.7	Employment agreement by and among Patrick W. Collins and The LaPorte Savings Bank dated January 1, 2011(10)
10.8	Amended and Restated Supplemental Executive Retirement Plan by and among Lee A. Brady and The LaPorte Savings Bank dated October 26, 2010 (11)
10.9	Supplemental Executive Retirement Agreement by and among Michele M. Thompson and The LaPorte Savings Bank dated October 26, 2010 (12)
10.10	Supplemental Executive Retirement Agreement by and among Patrick W. Collins and The LaPorte Savings Bank dated December 28, 2010 (13)
10.11	Split Dollar Agreement by and among Patrick W. Collins and The LaPorte Savings Bank dated December 28, 2010 (14)
10.12	Split Dollar Agreement by and among Michele M. Thompson and The LaPorte Savings Bank dated October 26, 2010 (15)
10.13	Split Dollar Agreement by and among Lee A. Brady and The LaPorte Savings Bank dated January 1, 2003 (16)
10.14	Deferred Compensation Agreement by and among Lee A. Brady and The LaPorte Savings Bank dated February 27, 1979 (17)
10.15	First Amendment to the Deferred Compensation Agreement by and among Lee A. Brady and The LaPorte Savings Bank dated September 23, 2008 (18)
10.16	Employee Stock Ownership Plan amended and restated effective January 1, 2011 (19)
10.17	LaPorte Bancorp, Inc. 2011 Equity Incentive Plan (20)
13	Consolidated Financial Statements
21	Subsidiaries of Registrant
23	Consent of Crowe Horwath LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2013 and 2012, (ii) the Consolidated Statements of Income for the years ended December 31, 2013 and 2012, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013 and 2012, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013 and 2012, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012, and (vi) the notes to the Consolidated Financial Statements

(1)
Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of LaPorte Bancorp, Inc. (file no. 333-182106), originally filed with the Securities and Exchange Commission on June 13, 2012.

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

LAPORTE BANCORP, INC.

Date: March 18, 2014	By:	/s/ Lee A. Brady
Lee A. Brady
Chief Executive Officer (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lee A. Brady	Chief Executive Officer (Principal Executive Officer)	March 18, 2014
Lee A. Brady

/s/ Michele M. Thompson	President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2014
Michele M. Thompson

/s/ Paul G. Fenker	Chairman of the Board	March 18, 2014
Paul G. Fenker

/s/ Mark A. Krentz	Secretary of the Board	March 18, 2014
Mark A. Krentz

/s/ Ralph F. Howes	Director	March 18, 2014
Ralph F. Howes

/s/ L. Charles Lukmann, III	Director	March 18, 2014
L. Charles Lukmann, III

/s/ Jerry L. Mayes	Vice Chairman of the Board	March 18, 2014
Jerry L. Mayes

/s/ Robert P. Rose	Director	March 18, 2014
Robert P. Rose

/s/ Dale A. Parkison	Director	March 18, 2014
Dale A. Parkison