Form 10-Q
period 2014-03-31
LaPorte Bancorp, Inc.
filed 2014-05-09
CIK 1549276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
YES  ☐    NO ☒
Number of shares of common stock outstanding at May 7, 2014: 5,771,360

LAPORTE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Dollars in thousands, except share data)
	(Unaudited)
ASSETS
Cash and due from financial institutions	$8,500	$18,219
Interest-earning time deposits in other financial institutions	7,129	6,642
Securities available-for-sale	173,918	164,272
Federal Home Loan Bank stock, at cost (restricted)	4,375	4,375
Loans held for sale, at fair value	974	1,118
Loans, net of allowance for loan losses of $3,868 at March 31, 2014, and $3,905 at December 31, 2013	292,725	293,285
Mortgage servicing rights	366	368
Other real estate owned	849	1,188
Premises and equipment, net	9,388	9,464
Goodwill	8,431	8,431
Other intangible assets	256	274
Bank owned life insurance	13,781	13,677
Accrued interest receivable and other assets	4,914	5,568
Total assets	$525,606	$526,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$50,837	$51,017
Interest bearing	292,434	295,684
Total deposits	343,271	346,701
Federal Home Loan Bank advances	82,490	86,777
Subordinated debentures	5,155	5,155
Short-term borrowings	8,995	2,415
Accrued interest payable and other liabilities	4,701	5,584
Total liabilities	444,612	446,632
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized at March 31, 2014 and December 31, 2013; 5,824,960 and 5,924,209 shares issued and outstanding at March 31, 2014 and December 31, 2013	58	59
Additional paid-in capital	43,478	44,495
Retained earnings	41,385	40,771
Accumulated other comprehensive loss, net of tax benefit of $379 at March 31, 2014 and $947 at December 31, 2013	(734)	(1,838)
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,193)	(3,238)
Total shareholders’ equity	80,994	80,249
Total liabilities and shareholders’ equity	$525,606	$526,881

See accompanying condensed notes to consolidated financial statements (unaudited).

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$3,250	$3,577
Taxable securities	538	462
Tax exempt securities	414	342
Federal Home Loan Bank stock	52	34
Other interest income	23	25
Total interest and dividend income	4,277	4,440
Interest expense:
Deposits	477	578
Federal Home Loan Bank advances	253	227
Subordinated debentures	65	69
Total interest expense	795	874
Net interest income	3,482	3,566
Provision for loan losses	—	3
Net interest income after provision for loan losses	3,482	3,563
Noninterest income:
Service charges on deposit accounts	104	99
ATM and debit card fees	100	98
Earnings on bank owned life insurance, net	104	93
Net gains on mortgage banking activities	119	340
Loan servicing fees, net	34	24
Net gains on the sale of securities	10	253
Losses on other assets	(36)	(91)
Other income	86	90
Total noninterest income	521	906
Noninterest expense:
Salaries and employee benefits	1,784	1,667
Occupancy and equipment	483	456
Data processing	150	185
Advertising	73	91
Bank examination fees	43	81
Amortization of intangible assets	18	24
FDIC insurance	83	83
Collection and other real estate owned	53	65
Other expenses	418	395
Total noninterest expense	3,105	3,047
Income before income taxes	898	1,422
Income tax expense	48	334
Net income	$850	$1,088

Earnings per share (Note 3):
Basic	$0.15	$0.19
Diluted	0.15	0.19
See accompanying condensed notes to consolidated financial statements (unaudited).

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Net income	$850	$1,088
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	1,499	(551)
Reclassification adjustment for net gains included in net income	(10)	(253)
Gross unrealized gains (losses)	1,489	(804)
Related income tax (expense) benefit	(507)	274
Net unrealized gains (losses)	982	(530)
Unrealized gains on cash flow hedges:
Gross unrealized gains	183	198
Related income tax expense	(61)	(67)
Net unrealized gains	122	131
Total other comprehensive income (loss)	1,104	(399)
Comprehensive income	$1,954	$689

See accompanying condensed notes to consolidated financial statements (unaudited).

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Unearned ESOP Shares	Total
	(Dollars in thousands, except per share data)
Balance at January 1, 2013	$62	$47,302	$37,745	$2,364	$(3,418)	$84,055
Net income	—	—	1,088	—	—	1,088
Other comprehensive loss	—	—	—	(399)	—	(399)
Cash dividends on common stock ($0.04 per share)	—	—	(248)	—	—	(248)
ESOP shares earned, 5,621 shares	—	9	—	—	45	54
Stock based compensation expense	—	61	—	—	—	61
Balance at March 31, 2013	$62	$47,372	$38,585	$1,965	$(3,373)	$84,611

Balance at January 1, 2014	$59	$44,495	$40,771	$(1,838)	$(3,238)	$80,249
Net income	—	—	850	—	—	850
Other comprehensive income	—	—	—	1,104	—	1,104
Cash dividends on common stock ($0.04 per share)	—	—	(236)	—	—	(236)
Repurchase of common stock	(1)	(1,109)	—	—	—	(1,110)
ESOP shares earned, 5,621 shares	—	16	—	—	45	61
Stock activity under stock compensation plans (2,236 shares)	—	14	—	—	—	14
Stock based compensation expense	—	62	—	—	—	62
Balance at March 31, 2014	$58	$43,478	$41,385	$(734)	$(3,193)	$80,994

See accompanying condensed notes to consolidated financial statements (unaudited).

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$850	$1,088
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	140	141
Provision for loan losses	—	3
Net gains on securities available-for-sale	(10)	(253)
Net amortization on securities available-for-sale	247	252
Net gains on sales of loans	(114)	(296)
Originations of loans held for sale	(3,360)	(10,106)
Proceeds from sales of loans held for sale	3,618	9,261
Recognition of mortgage servicing rights	(5)	(44)
Amortization of mortgage servicing rights	13	38
Net change in loan servicing rights valuation allowance	(6)	(20)
Net gains on sales of other real estate owned	(26)	—
Write downs of other real estate owned	73	91
Earnings on bank owned life insurance, net	(104)	(93)
Amortization of intangible assets	18	24
ESOP compensation expense	61	54
Stock based compensation expense	62	61
Change in assets and liabilities:
Accrued interest receivable and other assets	86	352
Accrued interest payable and other liabilities	(666)	(124)
Net cash provided by operating activities	877	429
Cash flows from investing activities:
Purchase of interest-earning time deposits at other financial institutions	(487)	(735)
Proceeds from sales of securities available-for-sale	680	5,260
Proceeds from maturities, calls, and principal repayments of securities available-for-sale	3,586	3,602
Purchases of securities available-for-sale	(12,660)	(23,142)
Net change in loans	529	21,673
Proceeds from sales of other real estate owned	289	—
Premises and equipment expenditures, net	(64)	(251)
Net cash (utilized for) provided by investing activities	(8,127)	6,407
Cash flows from financing activities:
Net change in deposits	(3,430)	(8,444)
Proceeds from FHLB long-term advances	—	5,000
Repayment of FHLB long-term advances	—	(4,999)
Net change in FHLB short-term advances	(4,287)	(1,298)
Net change in short-term borrowings	6,580	1,000
Stock options exercised	14	—
Dividends paid on common stock	(236)	(248)
Repurchase of common stock	(1,110)	—
Net cash utilized for financing activities	(2,469)	(8,989)
Net decrease in cash and cash equivalents	(9,719)	(2,153)
Cash and cash equivalents at beginning of period	18,219	6,857
Cash and cash equivalents at end of period	$8,500	$4,704
(continued)

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Supplemental cash flow information:
Cash paid during the period for:
Interest	$807	$887
Income taxes	—	—
Supplemental noncash disclosures:
Transfers from loans receivable to other real estate owned	$32	$509

See accompanying condensed notes to consolidated financial statements (unaudited).

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION

The unaudited consolidated financial statements included herein include the accounts of LaPorte Bancorp, Inc., a Maryland corporation (the “Bancorp”), its wholly owned subsidiaries, LSB Risk Management LLC, The LaPorte Savings Bank (the “Bank”), the Bank’s wholly owned subsidiary, LSB Investments, Inc., (“LSB Inc.”) and LSB Inc.’s wholly owned subsidiary, LSB Real Estate, Inc., (“LSB REIT”), together referred to as the “Company”. The Bancorp was formed in June 2012. LSB Risk Management LLC was formed on December 27, 2013 as a captive insurance company. LSB Inc. was formed on October 1, 2011 to manage a portion of the Bank’s investment portfolio. LSB REIT was formed on January 1, 2013 to invest in assets secured by residential or commercial real estate properties originated by the Bank. Intercompany transactions and balances are eliminated in consolidation.

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements included in the Form 10-K Annual Report of the Company for the fiscal year ended December 31, 2013. The results for the three month period ended March 31, 2014 may not indicate the results to be expected for any other interim period or for the full year ending December 31, 2014.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.” This ASU clarifies when an in-substance repossession or foreclosure occurs and states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed-in-lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The new requirements are effective for public companies for interim and annual periods beginning after December 15, 2014. Adopting this standard is not expected to have a significant impact on the Company’s financial condition or results of operation.

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

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The factors used in the earnings per common share computation follow:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands, except per share data)
Basic:
Net income	$850	$1,088

Weighted average common shares outstanding	5,886,073	6,205,250
Less: Average unallocated ESOP shares	(401,935)	(424,421)
Average shares	5,484,138	5,780,829

Basic earnings per common share	$0.15	$0.19

Diluted:
Net income	$850	$1,088

Weighted average common shares outstanding for basic earnings per common share	5,484,138	5,780,829
Add: Diluted effects of assumed exercises of stock options	79,155	50,522
Average shares and dilutive potential common shares	5,563,293	5,831,351

Diluted earnings per common share	$0.15	$0.19

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At March 31, 2014:	(Dollars in thousands)
U.S. federal agency obligations	$7,706	$32	$(113)	$7,625
State and municipal	56,538	2,083	(371)	58,250
Mortgage-backed securities – residential	34,280	169	(223)	34,226
Government agency sponsored collateralized mortgage obligations	72,388	321	(2,023)	70,686
Corporate debt securities	3,121	25	(15)	3,131
Total	$174,033	$2,630	$(2,745)	$173,918

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
At December 31, 2013:	(Dollars in thousands)
U.S. federal agency obligations	$6,249	$43	$(142)	$6,150
State and municipal	54,892	1,505	(674)	55,723
Mortgage-backed securities – residential	28,197	107	(366)	27,938
Government agency sponsored collateralized mortgage obligations	74,417	274	(2,380)	72,311
Corporate debt securities	2,121	29	—	2,150
Total	$165,876	$1,958	$(3,562)	$164,272

At March 31, 2014 and December 31, 2013, all of our mortgage-backed securities were issued by U.S. government-sponsored enterprises and all of our collateralized mortgage obligations were issued by either U.S. government-sponsored enterprises or the U.S. Small Business Administration.

Securities with unrealized losses at March 31, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	March 31, 2014
	Continuing Unrealized Loss For Less Than 12 Months		Continuing Unrealized Loss For 12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. federal agency obligations	$5,468	$(113)	$—	$—	$5,468	$(113)
State and municipal	12,958	(275)	1,852	(96)	14,810	(371)
Mortgage-backed securities – residential	18,088	(189)	2,640	(34)	20,728	(223)
Government agency sponsored collateralized mortgage obligations	35,962	(1,460)	11,709	(563)	47,671	(2,023)
Corporate debt securities	985	(15)	—	—	985	(15)
Total temporarily impaired	$73,461	$(2,052)	$16,201	$(693)	$89,662	$(2,745)

	December 31, 2013
	Continuing Unrealized Loss For Less Than 12 Months		Continuing Unrealized Loss For 12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. federal agency obligations	$2,858	$(142)	$—	$—	$2,858	$(142)
State and municipal	17,352	(558)	1,524	(116)	18,876	(674)
Mortgage-backed securities – residential	22,432	(366)	—	—	22,432	(366)
Government agency sponsored collateralized mortgage obligations	46,555	(2,023)	6,708	(357)	53,263	(2,380)
Total temporarily impaired	$89,197	$(3,089)	$8,232	$(473)	$97,429	$(3,562)

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2014, the Company held 115 investments in debt securities of which 94 were in an unrealized loss position for less than twelve months and 21 investments in debt securities which were in an unrealized loss position for more than twelve months. At December 31, 2013, the Company held 122 investments in debt securities of which 110 were in an unrealized loss position for less than twelve months and 12 investments in debt securities which were in an unrealized loss position for more than twelve months. Management periodically evaluates each investment security for potential other-than-temporary impairment, relying primarily on industry analyst reports and observation of market conditions and interest rate fluctuations. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted declines in fair value are considered temporary and due only to normal market interest rate fluctuations. The Company does not intend to sell the securities and is not more likely than not to be required to sell these debt securities before their anticipated recovery.

Sales of securities available-for-sale for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Proceeds	$680	$5,260
Gross gains	10	253
Gross losses	—	—

The amortized cost and fair value of debt securities at March 31, 2014 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations (“CMO”), are shown separately.

	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$3,009	$3,031
Due from more than one to five years	13,658	13,893
Due from more than five to ten years	35,761	36,342
Due after ten years	14,937	15,740
Subtotal	67,365	69,006
Mortgage-backed securities and government agency sponsored collateralized mortgage obligations	106,668	104,912
Total	$174,033	$173,918

Securities pledged at March 31, 2014 and December 31, 2013 had a carrying amount of approximately $56.7 million and $57.7 million, respectively, and were pledged to secure FHLB advances, short-term borrowings through the Federal Reserve Discount Window, and cash flow hedges.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – LOANS

Loans at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Commercial	$125,973	$128,922
Mortgage	35,488	35,438
Mortgage warehouse	118,213	115,443
Residential construction	651	792
Home equity	11,211	11,397
Consumer and other	4,788	4,920
Subtotal	296,324	296,912
Less: Net deferred loan costs	269	278
Allowance for loan losses	(3,868)	(3,905)
Loans, net	$292,725	$293,285

As of March 31, 2014, the Bank’s mortgage warehouse division had repurchase agreements with 20 mortgage companies. For the three months ended March 31, 2014, the mortgage companies originated $414.6 million in mortgage loans and sold $412.0 million in mortgage loans. The Bank recorded interest income of $894,000 and mortgage warehouse loan fees of $125,000, which are included in loan interest income, and wire transfer fees of $41,000, which are included in noninterest income, during the three months ended March 31, 2014 attributable to the mortgage warehouse lines.

As of March 31, 2013, the Bank’s mortgage warehouse division had repurchase agreements with 11 mortgage companies. For the three months ended March 31, 2013, the mortgage companies originated $604.7 million in mortgage loans and sold $622.3 million in mortgage loans. The Bank recorded interest income of $1.2 million and mortgage warehouse loan fees of $193,000, which are included in loan interest income, and wire transfer fees of $67,000, which are included in noninterest income, during the three months ended March 31, 2013 attributable to the mortgage warehouse lines.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014 and 2013:

	For the three months ended March 31, 2014
	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,725	$458	$508	$—	$111	$83	$20	$3,905
Charge-offs	—	(37)	—	—	—	(7)	—	(44)
Recoveries	—	—	—	—	—	7	—	7
Provision	(92)	114	12	1	(5)	(10)	(20)	—
Ending balance	$2,633	$535	$520	$1	$106	$73	$—	$3,868

	For the three months ended March 31, 2013
	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$3,131	$401	$601	$2	$130	$43	$—	$4,308
Charge-offs	(66)	(19)	—	—	(22)	(7)	—	(114)
Recoveries	—	19	—	—	—	4	—	23
Provisions	57	(42)	(71)	—	14	45	—	3
Ending balance	$3,122	$359	$530	$2	$122	$85	$—	$4,220

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2014:

	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$787	$202	$—	$—	$28	$—	$—	$1,017
Collectively evaluated for impairment	1,846	333	520	1	78	73	—	2,851
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total ending allowance	$2,633	$535	$520	$1	$106	$73	$—	$3,868

Loans:
Individually evaluated for impairment	$10,132	$1,763	$—	$—	$39	$—	$—	$11,934
Collectively evaluated for impairment	115,179	33,603	118,213	651	11,172	4,788	—	283,606
Acquired with deteriorated credit quality	662	122	—	—	—	—	—	784
Total ending loan balance	$125,973	$35,488	$118,213	$651	$11,211	$4,788	$—	$296,324

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2013:

	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$792	$135	$—	$—	$32	$—	$—	$959
Collectively evaluated for impairment	1,933	323	508	—	79	83	20	2,946
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total ending allowance	$2,725	$458	$508	$—	$111	$83	$20	$3,905

Loans:
Individually evaluated for impairment	$9,930	$1,472	$—	$—	$43	$—	$—	$11,445
Collectively evaluated for impairment	118,324	33,842	115,443	792	11,354	4,920	—	284,675
Acquired with deteriorated credit quality	668	124	—	—	—	—	—	792
Total ending loan balance	$128,922	$35,438	$115,443	$792	$11,397	$4,920	$—	$296,912

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents information related to impaired loans by class of loans as of March 31, 2014:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial:
Real estate	$2,798	$2,798	$—
Five or more family	3,750	3,750	—
Land	213	201	—
Mortgage	1,290	1,223	—
Home equity	11	11	—
Subtotal	8,062	7,983	—
With an allowance recorded:
Commercial:
Real estate	842	814	247
Land	2,751	2,569	540
Mortgage	556	540	202
Home equity	28	28	28
Subtotal	4,177	3,951	1,017
Total	$12,239	$11,934	$1,017

The following table presents information related to impaired loans by class of loans as of December 31, 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial:
Real estate	$2,832	$2,832	$—
Five or more family	3,508	3,508	—
Land	201	201	—
Mortgage	769	769	—
Home equity	11	11	—
Subtotal	7,321	7,321	—
With an allowance recorded:
Commercial:
Real estate	843	843	275
Land	2,547	2,547	517
Mortgage	702	702	135
Home equity	32	32	32
Subtotal	4,124	4,124	959
Total	$11,445	$11,445	$959

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents loans individually evaluated for impairment by class of loans for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial:
Real estate	$2,815	$39	$2,003	$2
Five or more family	3,510	49	—	—
Land	201	—	213	—
Mortgage	1,228	6	1,175	—
Home equity	11	—	46	—
Subtotal	7,765	94	3,437	2
With an allowance recorded:
Commercial:
Real estate	815	—	820	—
Land	2,574	—	2,756	—
Mortgage	176	—	749	—
Home equity	28	—	—	—
Subtotal	3,593	—	4,325	—
Total	$11,358	$94	$7,762	$2

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of March 31, 2014 and December 31, 2013:

	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Commercial:
Commercial and other	$27	$27	$—	$—
Real estate	868	897	—	—
Land	2,770	2,748	—	—
Mortgage	1,483	1,190	—	—
Home equity	39	43	—	—
Consumer and other	2	3	—	—
Total	$5,189	$4,908	$—	$—

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2014 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial:
Commercial and other	$—	$—	$27	$27	$17,827	$17,854
Real estate	984	—	868	1,852	79,138	80,990
Five or more family	—	—	—	—	14,960	14,960
Construction	—	875	—	875	3,353	4,228
Land	—	—	2,348	2,348	5,593	7,941
Mortgage	1,055	136	939	2,130	33,358	35,488
Mortgage warehouse	—	—	—	—	118,213	118,213
Residential construction:
Construction	43	—	—	43	322	365
Land	—	—	—	—	286	286
Home equity	6	—	39	45	11,166	11,211
Consumer and other	—	161	2	163	4,625	4,788
Total	$2,088	$1,172	$4,223	$7,483	$288,841	$296,324

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 by class of loans:

	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
	(Dollars in thousands)
Commercial:
Commercial and other	$2	$—	$—	$2	$17,638	$17,640
Real estate	2,377	—	874	3,251	80,531	83,782
Five or more family	76	—	—	76	15,326	15,402
Construction	—	—	—	—	3,949	3,949
Land	—	—	2,317	2,317	5,832	8,149
Mortgage	640	7	1,161	1,808	33,630	35,438
Mortgage warehouse	—	—	—	—	115,443	115,443
Residential construction:
Construction	—	—	—	—	503	503
Land	—	—	—	—	289	289
Home equity	4	—	12	16	11,381	11,397
Consumer and other	176	—	3	179	4,741	4,920
Total	$3,275	$7	$4,367	$7,649	$289,263	$296,912

Troubled Debt Restructurings

A loan modification is considered a troubled debt restructuring when a borrower is experiencing financial difficulty and the Company grants a concession it would not otherwise consider but for the borrower’s financial difficulties. At March 31, 2014 and December 31, 2013, the outstanding balance of loans that were modified as troubled debt restructurings totaled $6.0 million and $2.2 million, respectively. At March 31, 2014, $5.7 million of loans modified as troubled debt restructurings were considered performing in accordance with their modified repayment terms, and $256,000 of loans modified as troubled debt restructurings were considered nonperforming. At December 31, 2013, $1.9 million of loans modified as troubled debt restructurings were considered performing in accordance with their modified repayment terms, and $227,000 of loans modified as troubled debt restructurings were considered nonperforming. The Company has allocated $61,000 of specific reserves to customers whose loan

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

terms have been modified in troubled debt restructurings as of March 31, 2014 and December 31, 2013. Troubled debt restructurings previously disclosed resulted in no charge-offs during the three months ended March 31, 2014 and 2013. The Company has not committed to lend additional amounts as of March 31, 2014 and December 31, 2013 to customers with outstanding loans that are classified as troubled debt restructurings.

The following tables present loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2014.

	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Troubled Debt Restructurings:
Commercial:
Real Estate	1	$919	$919
Five or more family	1	3,507	3,750
Total	2	$4,426	$4,669

During the three months ended March 31, 2013, the Bank did not modify any loans which were considered to be troubled debt restructurings.

There were no troubled debt restructurings that defaulted within twelve months following the modification during the three months ended March 31, 2014 and 2013.

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

Credit Quality Indicators

The Company categorized loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. The analysis includes loans with risk ratings of Special Mention, Substandard, and Doubtful. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

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

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. The Bank monitors credit quality on loans not rated through the loan’s individual payment performance. As of March 31, 2014, the most recent analysis performed, the risk category of loans by class of loans was as follows:

	March 31, 2014
	Not Rated	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial:
Commercial and other	$252	$17,072	$465	$42	$23
Real estate	—	69,582	6,263	5,145	—
Five or more family	185	11,025	—	3,750	—
Construction	—	4,228	—	—	—
Land	12	5,054	105	2,770	—
Mortgage	29,973	3,109	460	1,946	—
Mortgage warehouse	118,213	—	—	—	—
Residential construction:
Construction	365	—	—	—	—
Land	286	—	—	—	—
Home equity	10,943	128	98	42	—
Consumer and other	4,105	683	—	—	—
Total	$164,334	$110,881	$7,391	$13,695	$23

As of December 31, 2013 the risk category of loans by class of loans was as follows:

	December 31, 2013
	Not Rated	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial:
Commercial and other	$83	$17,159	$380	$18	$—
Real estate	—	71,943	6,705	5,111	23
Five or more family	188	11,706	—	3,508	—
Construction	—	3,949	—	—	—
Land	—	5,296	106	2,747	—
Mortgage	29,977	3,323	471	1,667	—
Mortgage warehouse	115,443	—	—	—	—
Residential construction:
Construction	503	—	—	—	—
Land	289	—	—	—	—
Home equity	11,116	133	101	47	—
Consumer and other	3,985	703	232	—	—
Total	$161,584	$114,212	$7,995	$13,098	$23

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Purchased Loans

The Company purchased loans during 2007, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of those loans was as follows:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Commercial:
Commercial and other	$27	$27
Real estate	664	670
Mortgage	122	123
Outstanding balance	$813	$820
Carrying amount, net of allowance of $0	$784	$791

Accretable yield, or income expected to be collected, was as follows:

	Three Months Ended March 31,
	2014	2013
	(Dollars in thousands)
Beginning balance	$73	$128
Reclassification from non-accretable yield	—	1
Accretion of income	(14)	(15)
Disposals	—	—
Ending balance	$59	$114

For the purchased loans disclosed above, the Company did not increase the allowance for loan losses during 2014 or 2013. No allowance for loan losses was reversed during 2014 or 2013.

NOTE 7 – FAIR VALUE

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

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Derivatives-Interest Rate Swaps: The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2).
Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value, less estimated costs to sell. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals performed by qualified independent third-party appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including cost, comparable sales, and the income approach. The cost approach is based on the cost to replace the existing property. The comparable sales approach evaluates the sales prices of comparable properties within the same market area. The income approach considers net operating income generated by the property and the rate of return required by an investor. Adjustments are routinely made in the appraisal process by the independent third-party appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.
Other Real Estate Owned: Assets acquired through or instead of loan foreclosures are initially recorded at fair value less cost to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals performed by qualified independent third-party appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including cost, comparable sales, and, the income approach. The cost approach is based on the cost to replace the existing property. The comparable sales approach evaluates the sales prices of comparable properties within the same market area. The income approach considers net operating income generated by the property and the rate of return required by an investor. Adjustments are routinely made in the appraisal process by the independent third-party appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.
The President and Chief Financial Officer (“President/CFO”) and Executive Vice President – Credit (“EVP – Credit”) are responsible for determining the valuation processes and procedures for the fair value measurement of impaired loans and other real estate owned properties. The President/CFO and EVP – Credit review impaired loans and other real estate owned properties on a quarterly basis to determine the accuracy of third-party appraisals, auction values, values derived from trade publications and any additional data received from the borrower, and the appropriateness of unobservable inputs, generally discounts due to collection issues and current market conditions which are utilized in determining the fair value. The EVP – Credit determines discounts based on the valuation source and asset type for impaired loans. These discounts are reviewed periodically, annually at a minimum, for appropriateness. Current trends in market values and gains and losses on sales of similar assets are also considered when determining discounts of asset categories.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The table below presents the valuation methodology and unobservable inputs for impaired loans and other real estate owned at March 31, 2014.

	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average of Inputs
Impaired loans:
Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	10-65%	21%
Land	Appraisals	Discounts for changes in market conditions	0-10%	8%
Mortgage	Appraisals	Discounts for changes in market conditions	0-40%	19%
Other real estate owned, net:
Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	16-100%	48%
Land	Appraisals	Discounts for changes in market conditions	26-32%	29%
Mortgage	Appraisals	Discounts for changes in market conditions	19-26%	22%
The table below presents the valuation methodology and unobservable inputs for impaired loans and other real estate owned at December 31, 2013.

	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average of Inputs
Impaired loans:
Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	10-65%	21%
Land	Appraisals	Discounts for changes in market conditions	0-10%	8%
Mortgage	Appraisals	Discounts for changes in market conditions	0-20%	10%
Other real estate owned, net:
Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	6-100%	39%
Land	Appraisals	Discounts for changes in market conditions	25-26%	26%
Mortgage	Appraisals	Discounts for changes in market conditions	19-45%	26%

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

Fair value at March 31, 2014 was determined using a discount rate of 10.0%; prepayment speeds ranging from 6.8% to 24.2%, depending on the stratification of the specific right; and a weighted average default rate of approximately 0.5%. Fair value at December 31, 2013 was determined using a discount rate of 10.0%; prepayment speeds ranging from 6.5% to 23.0%, depending on the stratification of the specific right; and a weighted average default rate of approximately 0.5%.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized in the following tables:

		Fair Value Measurements at March 31, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial Assets:
Investment securities available-for-sale:
U.S. federal agency obligations	$7,625	$—	$7,625	$—
State and municipal	58,250	—	58,250	—
Mortgage-backed securities-residential	34,226	—	34,226	—
Government agency sponsored collateralized mortgage obligations	70,686	—	70,686	—
Corporate debt securities	3,131	—	3,131	—
Total investment securities available-for-sale	$173,918	$—	$173,918	$—
Loans held for sale	$974	$—	$974	$—
Derivatives – residential mortgage loan commitments	$61	$—	$61	$—
Financial Liabilities:
Derivatives – interest rate swaps	$(998)	$—	$(998)	$—

		Fair Value Measurements at December 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial Assets:
Investment securities available-for-sale:
U.S. federal agency obligations	$6,150	$—	$6,150	$—
State and municipal	55,723	—	55,723	—
Mortgage-backed securities-residential	27,938	—	27,938	—
Government agency sponsored collateralized mortgage obligations	72,311	—	72,311	—
Corporate debt securities	2,150	—	2,150	—
Total investment securities available-for-sale	$164,272	$—	$164,272	$—
Loans held for sale	$1,118	$—	$1,118	$—
Derivatives – residential mortgage loan commitments	$45	$—	$45	$—
Financial Liabilities:
Derivatives – interest rate swaps	$(1,181)	$—	$(1,181)	$—

There were no transfers between Level 1, Level 2, and Level 3 during the periods indicated above.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Loans held for sale were carried at the fair value of $974,000 which was made up of the outstanding balance of $947,000 and an unrealized gain of $27,000 at March 31, 2014, resulting in a decrease in unrealized gains of $3,000 for the three months ended March 31, 2014. At December 31, 2013, loans held for sale were carried at the fair value of $1.1 million, which was made up of the outstanding balance of $1.1 million and an unrealized gain of $30,000.

The difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale was:

	March 31, 2014
	Aggregate Fair Value	Difference	Contractual Principal
	(Dollars in thousands)
Loans held for sale	$974	$27	$947

	December 31, 2013
	Aggregate Fair Value	Difference	Contractual Principal
	(Dollars in thousands)
Loans held for sale	$1,118	$30	$1,088

For items for which the fair value option has been elected, interest income is recorded within the consolidated statements of income and comprehensive income (loss) based on the contractual amount of interest income earned on financial assets (none were delinquent or in nonaccrual status).
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three months ended March 31, 2014 and 2013:

	Other Gains (Losses)	Interest Income	Interest Expense	Total Changes in Fair Values Included in Current Period Earnings
	(Dollars in thousands)
Three Months Ended March 31, 2014
Assets:
Loans held for sale	$(3)	$4	$—	$1

Three Months Ended March 31, 2013
Assets:
Loans held for sale	$31	$6	$—	$37

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans:
Commercial:
Real estate	$567	$—	$—	$567
Land	2,030	—	—	2,030
Mortgage	338	—	—	338
Other real estate owned, net:
Commercial:
Real estate	522	—	—	522
Land	243	—	—	243
Mortgage	84	—	—	84
Mortgage servicing rights	190	—	190	—

		Fair Value Measurements at December 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans:
Commercial:
Real Estate	$568	$—	$—	$568
Land	2,030	—	—	2,030
Mortgage	567	—	—	567
Other real estate owned, net:
Commercial:
Real Estate	646	—	—	646
Land	261	—	—	261
Mortgage	91	—	—	91
Mortgage servicing rights	190	—	190	—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $4.0 million, with a valuation allowance of $1.0 million at March 31, 2014, resulting in an additional provision for loan losses of $95,000 for the three months ended March 31, 2014. At March 31, 2013, impaired loans had a carrying amount of $4.3 million, with a valuation allowance of $1.4 million, resulting in an additional provision for loan losses of $164,000 for the three months ended March 31, 2013.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other real estate owned, which is measured at the lower of cost or fair value less costs to sell, had a net carrying amount of $849,000 at March 31, 2014, resulted in a write-down of $73,000 for the three months ended March 31, 2014. At March 31, 2013, other real estate owned had a net carrying amount of $528,000, which resulted in a write-down of $91,000 for the three months ended March 31, 2013.

Mortgage servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $190,000 at March 31, 2014, which was made up of the outstanding balance of $290,000, net of a valuation allowance of $100,000, resulting in a charge of $6,000 for the three months ended March 31, 2014. At March 31, 2013, mortgage servicing rights were carried at their fair value of $234,000, which was made up of the outstanding balance of $372,000, net of a valuation allowance of $138,000, resulting in a charge of $20,000 for the three months ended March 31, 2013.

The carrying amounts and estimated fair values of financial instruments at March 31, 2014 are as follows:

		Fair Value Measurements at March 31, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets:
Cash and due from financial institutions	$8,500	$8,500	$—	$—
Interest-earning time deposits at other financial institutions	7,129	—	7,149	—
Securities available-for-sale	173,918	—	173,918	—
Federal Home Loan Bank stock	4,375	N/A	N/A	N/A
Loans held for sale	974	—	974	—
Loans, net	292,725	—	—	296,230
Accrued interest receivable	1,571	—	902	669
Financial liabilities:
Deposits	(343,271)	—	(340,516)	—
Federal Home Loan Bank advances	(82,490)	—	(83,617)	—
Subordinated debentures	(5,155)	—	—	(5,149)
Short-term borrowings	(8,995)	—	(8,995)	—
Accrued interest payable	(165)	—	(165)	—
Derivatives – interest rate swaps	(998)	—	(998)	—

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and estimated fair values of financial instruments, at December 31, 2013 are as follows:

		Fair Value Measurements at December 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets:
Cash and due from financial institutions	$18,219	$18,219	$—	$—
Interest-earning time deposits at other financial institutions	6,642	—	6,671	—
Securities available-for-sale	164,272	—	164,272	—
Federal Home Loan Bank stock	4,375	N/A	N/A	N/A
Loans held for sale	1,118	—	1,118	—
Loans, net	293,285	—	—	296,575
Accrued interest receivable	1,612	—	962	650
Financial liabilities:
Deposits	(346,701)	—	(347,625)	—
Federal Home Loan Bank advances	(86,777)	—	(88,077)	—
Subordinated debentures	(5,155)	—	—	(5,152)
Accrued interest payable	(177)	—	(174)	(3)
Derivatives – interest rate swaps	(1,181)	—	(1,181)	—

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

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Accrued Interest Receivable/Payable: The carrying amounts of accrued interest approximate fair value resulting in a Level 1, Level 2, or Level 3 classification based on the underlying asset or liability.

NOTE 8 – DERIVATIVES

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swap does not represent an amount exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreement.

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with notional amounts of $25.3 million as of March 31, 2014 and $30.3 million December 31, 2013 were designated as cash flow hedges of subordinated debentures, certain CDARS deposits, and FHLB advances and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence, or the Company discontinues hedge accounting. The Company expects the hedges to remain fully effective during the remaining terms of the swaps. The Company does not expect any amounts to be reclassified from other comprehensive income (loss) over the next 12 months.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information related to the interest-rate swaps designated as cash flow hedges as of March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Subordinated debentures:
Notional amount	$—	$5,000
Fixed interest rate payable	—%	5.54%
Variable interest rate receivable (Three month LIBOR plus 3.10%)	—%	3.35%
Unrealized losses	$—	$(26)
Maturity date	March 26, 2014
CDARS deposits:
Notional amount	$10,250	$10,250
Fixed interest rate payable	3.19%	3.19%
Variable interest rate receivable (One month LIBOR plus 0.55%)	0.71%	0.71%
Unrealized losses	$(133)	$(192)
Maturity date	October 9, 2014
FHLB advance:
Notional amount	$5,000	$5,000
Fixed interest rate payable	3.54%	3.54%
Variable interest rate receivable (Three month LIBOR plus 0.22%)	0.45%	0.46%
Unrealized losses	$(221)	$(253)
Maturity date	September 20, 2015
FHLB advance:
Notional amount	$10,000	$10,000
Fixed interest rate payable	3.69%	3.69%
Variable interest rate receivable (Three month LIBOR plus 0.25%)	0.49%	0.49%
Unrealized losses	$(644)	$(710)
Maturity date	July 19, 2016

Interest expense recorded on these swap transactions totaled $207,000 and $204,000 during the three months ended March 31, 2014 and 2013, respectively, and is reported as a component of interest expense on subordinated debentures, deposits, and FHLB advances.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the net losses recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Income relating to the cash flow derivative instruments for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31, 2014
	Net amount of gain (loss) recognized in OCI (Effective Portion)	Net amount of gain (loss) reclassified from OCI to interest income	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion)
	(Dollars in thousands)
Interest rate contracts	$122	$—	$—

	For the Three Months Ended March 31, 2013
	Net amount of gain (loss) recognized in OCI (Effective Portion)	Net amount of gain (loss) reclassified from OCI to interest income	Net amount of gain (loss) recognized in other non interest income (Ineffective Portion)
	(Dollars in thousands)
Interest rate contracts	$131	$—	$—

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Included in other liabilities:
Interest rate swaps related to:
Subordinated debentures	$—	$—	$(5,000)	$(26)
CDARS deposits	(10,250)	(133)	(10,250)	(192)
FHLB advances	(15,000)	(865)	(15,000)	(963)
Total included in other liabilities		$(998)		$(1,181)

The counterparty to the Company’s derivatives is exposed to credit risk whenever the derivative is in a liability position. As a result, the Company has collateralized the liability with cash and security collateral held in safekeeping by Bank of New York.

At March 31, 2014 and December 31, 2013, the Company had securities with a fair value of $2.2 million and $2.6 million, respectively, posted as collateral for these derivatives. At December 31, 2013, the Company also had $220,000 in cash posted as collateral for these derivatives.

NOTE 9 – STOCK-BASED COMPENSATION

During the month of September 2011, the Company implemented the 2011 Equity Incentive Plan (the “Plan”) which was approved by shareholders on May 10, 2011. The Plan provides for issuance of stock options or restricted share awards to employees and directors. Total shares authorized for issuance under the Plan is 417,543 which is further discussed below. Total compensation cost that has been charged against income for the Plan totaled $62,000 and $61,000 for the three months ended March 31, 2014 and 2013, respectively.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of companies within the Company’s peer group. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

A summary of the activity in the stock option plan for the three months ended March 31, 2014 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2014	271,194	$6.55	7.8 years	$1,239
Granted	—	—
Exercised	(2,236)	6.44
Forfeited or expired	—	—
Outstanding at March 31, 2014	268,958	$6.55	7.6 years	1,132
Fully vested and expected to vest	268,958	$6.55	7.6 years	1,132
Exercisable at end of period	96,334	6.44	7.6 years	416

A summary of the activity in the stock option plan for the three months ended March 31, 2013 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2013	281,829	$6.44	8.7 years	$2,474
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at March 31, 2013	281,829	$6.44	8.5 years	2,790
Fully vested and expected to vest	281,829	$6.44	8.5 years	2,790
Exercisable at end of period	56,366	6.44	8.5 years	195

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the three months ended March 31, 2014, 2,236 options were exercised which had an intrinsic value of $10,000. The Company received $14,000 in cash and realized $5,000 in tax benefits related to the exercise of these options. The weighted average fair value of options granted was $2.16. There were no options exercised during the three months ended March 31, 2013.

As of March 31, 2014, there was $236,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.6 years.

Restricted Share Awards

The Plan provides for the issuance of up to 119,298 restricted shares to directors and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined by obtaining the listed price of the Company’s stock on the grant date. Shares vest 20% annually over five years. At March 31, 2014, 2,388 shares were available for future grants.

A summary of changes in the Company’s nonvested shares for the three months ended March 31, 2014 was as follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	72,146	$6.54
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2014	72,146	$6.54

A summary of changes in the Company’s nonvested shares for the three months ended March 31, 2013 follows:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2013	93,528	$6.44
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2013	93,528	$6.44

As of March 31, 2014, there was $388,000 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.6 years. As of March 31, 2014, there were 46,764 shares vested. The total fair value of shares vested at March 31, 2014 was $503,000. For the three months ended March 31, 2013, there were 23,382 shares vested. The total fair value of shares vested at March 31, 2013 was $231,000.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

A summary of the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2014 is as follows:

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
	(Dollars in thousands)
Beginning balance	$(779)	$(1,059)	$(1,838)
Other comprehensive income before reclassification	122	989	1,111
Amounts reclassified from accumulated other comprehensive income	—	(7)	(7)
Net current period other comprehensive income	122	982	1,104
Ending balance	$(657)	$(77)	$(734)

A summary of the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2014 is as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities:
	$10	Net gains on securities
	10	Total before tax
	(3)	Income tax expense
	$7	Net of tax

A summary of the changes in accumulated other comprehensive income (loss) by component for the three months ended March 31, 2013 is as follows:

	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
	(Dollars in thousands)
Beginning balance	$(1,309)	$3,673	$2,364
Other comprehensive income (loss) before reclassification	131	(363)	(232)
Amounts reclassified from accumulated other comprehensive income	—	(167)	(167)
Net current period other comprehensive income (loss)	131	(530)	(399)
Ending balance	$(1,178)	$3,143	$1,965

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the reclassifications out of accumulated other comprehensive income (loss) for the three months ended March 31, 2013 is as follows:

Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Affected Line Item in the Statement Where Net Income is Presented
(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities:
	$253	Net gains on securities
	253	Total before tax
	(86)	Income tax expense
	$167	Net of tax

NOTE 11 – OFFSETTING FINANCIAL ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the Company’s statement of consolidated balance sheets or that are subject to an enforceable master netting arrangement at March 31, 2014 and December 31, 2013.

	At March 31, 2014
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	(Dollars in thousands)
Description:
Derivatives	$998	$—	$998	$(2,080)	$—	$(1,082)
Repurchase agreements	418	—	418	(418)	—	—
Total	$1,416	$—	$1,416	$(2,498)	$—	$(1,082)

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	At December 31, 2013
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	(Dollars in thousands)
Description:
Derivatives	$1,181	$—	$1,181	$(2,150)	$(220)	$(1,189)
Repurchase agreements	710	—	710	(710)	—	—
Total	$1,891	$—	$1,891	$(2,860)	$(220)	$(1,189)

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of the Company and certain subsidiaries are detailed in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013. In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

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

Comparison of Financial Condition at March 31, 2014 and December 31, 2013

General: Total assets at March 31, 2014 decreased slightly to $525.6 million compared to $526.9 million at December 31, 2013. At March 31, 2014, gross loans totaled $296.6 million, a 0.2% decrease from $297.2 million at December 31, 2013. Total deposits at March 31, 2014 decreased $3.4 million, or 1.0%, to $343.3 million from $346.7 million at December 31, 2013 due to the maturity of brokered deposits totaling $9.7 million and a decrease in customer time deposits totaling $3.2 million. These decreases were partially offset by increases of $5.7 million in money market and $3.3 million in savings accounts during the first quarter of 2014. Borrowings totaled $96.6 million at March 31, 2014, up 2.4% from $94.3 million at December 31, 2013 primarily due to short-term overnight borrowings utilized to fund the increase in mortgage warehouse outstanding balances at the end of the first quarter of 2014. Total shareholders’ equity increased $745,000, or 0.9%, to $81.0 million at March 31, 2014, compared to $80.2 million at December 31, 2013 primarily due to net income of $850,000 and a $1.1 million decrease in accumulated other comprehensive loss as unrealized securities losses decreased during the first quarter of 2014. These increases were partially offset by dividends declared totaling $236,000 and repurchases of 101,485 shares of the Company’s common stock totaling $1.1 million in accordance with its repurchase plans. During January 2014, the Company repurchased the final 14,800 shares authorized under its first plan announced in October 2013. In addition, the Company repurchased 86,685 shares under its second plan announced in January 2014.

Investment Securities: Total securities available-for-sale increased $9.6 million, or 5.9% to $173.9 million at March 31, 2014 from $164.3 million at December 31, 2013 with excess liquidity being utilized for purchases of securities available-for-sale.

At March 31, 2014, management reviewed the securities portfolio for possible other-than-temporary impairment and determined there were no impairment charges to be recorded. The net unrealized losses on the available-for-sale securities portfolio totaled $115,000 at March 31, 2014, a decrease of $1.5 million from net unrealized losses totaling $1.6 million at December 31, 2013.

Loans Held for Sale: Loans held for sale decreased $144,000, or 12.9%, to $974,000 at March 31, 2014 compared to $1.1 million at December 31, 2013 primarily due to the timing of when residential mortgage loans were originated and subsequently sold to the secondary market combined with a decrease in purchase and refinance activity during the first quarter of 2014.

Net Loans: Net loans decreased slightly by $560,000, or 0.2%, to $292.7 million at March 31, 2014 compared to $293.3 million at December 31, 2013 primarily due to a decrease in commercial loans. Commercial loans decreased $2.9 million, or 2.3%, to $126.0 million at March 31, 2014 compared to $128.9 million at December 31, 2013 primarily due to one commercial real estate loan relationship secured by a hotel totaling $2.2 million being paid off prior to maturity.

Mortgage warehouse loans increased $2.8 million to $118.2 million at March 31, 2014 from $115.4 million at December 31, 2013. During the quarter, warehouse lending fluctuated as purchase and refinance activity significantly slowed in the beginning of the quarter with activity increasing at the end of March 2014.

There was no material change in balances of residential mortgage, residential construction, home equity, and consumer loans at March 31, 2014 when compared to December 31, 2013.

The allowance for loan losses balance was relatively stable at $3.9 million at March 31, 2014 and December 31, 2013. The allowance for loan losses to nonperforming loans ratio decreased to 74.5% at March 31, 2014 compared to 79.6% at December 31, 2013 primarily due to a slight increase in nonperforming loans. Net charge-offs for the first quarter of 2014 totaled $37,000 compared to $91,000 for the first quarter of 2013. The Company did not record a provision for loan losses during the three months ended March 31, 2014, as compared to the provision recorded during the prior year period of $3,000. The Company’s analysis for the allowance for loan losses for the first quarter of 2014 reflected continued improvement in asset quality metrics and various trends, including classified assets, charge-off ratios, delinquencies, and current economic conditions. The allowance for loan losses to total loans ratio was stable at 1.30% at March 31, 2014 compared to 1.31% at December 31, 2013.

Nonperforming Assets: The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Nonaccrual loans:
Commercial:
Real estate	$814	$843
Land	2,770	2,748
Total commercial	3,584	3,591
Mortgage	1,338	1,044
Home equity	39	43
Consumer and other	2	3
Nonaccruing troubled debt restructured loans (1)	226	227
Total nonaccrual loans	5,189	4,908
Loans greater than 90 days delinquent and still accruing:
Total loans greater than 90 days delinquent and still accruing	—	—
Total nonperforming loans	5,189	4,908

Foreclosed assets:
Commercial:
Real estate	522	646
Land	187	205
Total commercial	709	851
Mortgage	84	281
Residential construction:
Land	56	56
Total residential construction	56	56
Total foreclosed assets	849	1,188
Total nonperforming assets	$6,038	$6,096

Ratios:
Nonperforming loans to total loans	1.75%	1.65%
Nonperforming assets to total assets	1.15	1.16

(1)
At March 31, 2014, $145,000 of one- to four-family residential loans, $54,000 of commercial real estate loans, and $27,000 of commercial loans were classified as troubled debt restructured loans. At December 31, 2013, $146,000 of one- to four-family residential loans, $54,000 of commercial real estate loans, and $27,000 of commercial loans were classified as troubled debt restructured loans.

Total nonperforming loans were $5.2 million at March 31, 2014 compared to $4.9 million at December 31, 2013 primarily due to an increase in nonperforming residential mortgage loans. At March 31, 2014, our nonperforming loans to total loans ratio was 1.75% compared to 1.65% at December 31, 2013. The increase in nonperforming residential mortgage loans resulted from two loans being transferred to nonaccrual status during the first quarter of 2014 totaling $369,000 and were partially offset by one residential mortgage loan being transferred to other real estate owned during the quarter. At March 31, 2014, nonaccrual loans to rental, real estate, and land developers totaled $3.6 million; to construction businesses totaled $201,000; to accommodation and food services totaled $23,000; and to all other commercial industry types totaled $82,000.

Total nonperforming assets were $6.0 million at March 31, 2014 compared to $6.1 million at December 31, 2013. At March 31, 2014, our nonperforming assets to total assets ratio was stable at 1.15% compared to 1.16% at December 31, 2013 with the $281,000 increase in nonperforming loans offset by a $339,000 decrease in other real estate owned. During the first three months of 2014, one residential property was transferred into other real estate owned with a recorded fair value of $32,000 at the date of transfer and five properties were sold resulting in proceeds of $289,000. Write-downs totaling $73,000 were recorded during the three months ended March 31, 2014 on other real estate owned properties.

Goodwill and Other Intangible Assets: Our goodwill totaled $8.4 million at March 31, 2014 and December 31, 2013. Accounting standards require goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. The most recent annual impairment review of our goodwill previously recorded was performed in February 2014 as of October 31, 2013. Based on this evaluation, management determined that the fair value of the reporting unit, which is defined as LaPorte Bancorp, Inc. as a whole, exceeded the book value of the goodwill, based on the opinion of an independent expert in valuations, such that the sales price per common share would exceed our book value per common share. Accordingly, no goodwill impairment was recognized during first three months of 2014.

Our stock price has increased from the previous analysis and the Company continues to be profitable, therefore, management determined that an updated analysis from an independent third party as of the end of the first quarter of 2014 was not necessary. As our market price per common share is currently less than our tangible book value per common share, it is reasonably possible that management may conclude that goodwill is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

Deposits: Total deposits decreased $3.4 million, or 1.0%, to $343.3 million at March 31, 2014 compared to $346.7 million at December 31, 2013 due to decreases in certificates of deposit and IRA balances partially offset by increases in money market and savings deposits.

Certificates of deposit and IRA balances decreased $12.9 million, or 11.0%, to $104.8 million at March 31, 2014 compared to $117.8 million at December 31, 2013 due to the maturity of brokered time deposits of $9.7 million and a decrease in customer time deposits of $3.2 million. Although management believes the interest rates offered on certificates of deposit have remained competitive, we have positioned our non-brokered deposits at or below the average rates offered in the market due to the pricing on alternative sources of funding.

Money market deposits increased $5.7 million, or 9.1%, to $68.7 million at March 31, 2014 from $62.9 million at December 31, 2013 primarily due to a $5.0 million deposit into a public fund account during the first quarter of 2014. Savings deposits increased $3.3 million, or 5.4%, to $64.4 million at March 31, 2014 compared to $61.1 million at December 31, 2013. Noninterest-bearing and interest-bearing demand deposits totaling $50.8 million and $54.6 million, respectively, at March 31, 2014 were relatively stable compared to $51.0 million and $53.9 million, respectively, at December 31, 2013.

Borrowed Funds: Total borrowed funds increased $2.3 million, or 2.4%, to $96.6 million at March 31, 2014 compared to $94.3 million at December 31, 2013 due to an increase of $6.6 million in overnight borrowings which was utilized to fund the higher warehouse lending balances at March 31, 2014. Partially offsetting this increase was a $4.3 million decrease in short-term variable rate Federal Home Loan Bank of Indianapolis (“FHLBI”) advances. The Bank has unsecured lines of credit at First Tennessee Bank totaling $15.0 million and at Zions Bank totaling $9.0 million. During the three months ended March 31, 2014, the Company did not utilize the First Tennessee Bank line. The Company utilized the Zions Bank line during the three months ended March 31, 2014 resulting in an outstanding balance of $9.0 million at March 31, 2014, the maximum amount borrowed during the quarter. The average outstanding balance with Zions Bank for the first quarter of 2014 was $439,000 at an average rate of 40 basis points.

Total Shareholders’ Equity: Total shareholders’ equity increased $745,000, or 0.9%, to $81.0 million at March 31, 2014 compared to $80.2 million at December 31, 2013 primarily due to net income of $850,000 and a $1.1 million decrease in accumulated other comprehensive loss as unrealized securities losses decreased during the first quarter of 2014. These increases were partially offset by dividends declared totaling $236,000 and repurchases of 101,485 shares of the Company’s common stock totaling $1.1 million in accordance with its repurchase plans. During January 2014, the Company repurchased the final 14,800 shares authorized under its first plan announced in October 2013. In addition, the Company repurchased 86,685 shares under its second plan announced in January 2014.

Comparison of Operating Results for Three Month Periods Ended March 31, 2014 and March 31, 2013

Net Income: Net income totaled $850,000, or $0.15 per diluted share, for the three months ended March 31, 2014 compared to $1.1 million, or $0.19 per diluted share, for the three months ended March 31, 2013. The decrease in net income was primarily due to decreases in noninterest income totaling $385,000 and net interest income of $84,000.

Net Interest Income: Net interest income decreased $84,000, or 2.4%, to $3.5 million for the three months ended March 31, 2014 compared to $3.6 million for the same prior year period. Net interest margin decreased to 3.06% for the three months ended March 31, 2014 compared to 3.27% for the same prior year period. The decrease in the net interest margin was primarily due to a decrease in interest and fee income on loans which was partially offset by increases in interest and dividend income on investment securities and FHLB stock and decreases in interest expense on deposits and borrowings.

Interest and Dividend Income: Interest and dividend income decreased $163,000, or 3.7%, to $4.3 million for the three months ended March 31, 2014 compared to $4.4 million for the prior year period. The average yield on interest earning assets decreased 32 basis points to 3.75% for the three months ended March 31, 2014 from 4.07% for the prior year period. These decreases were primarily attributable to a decrease in interest and fee income on loans totaling $327,000 related to a 5.6% decrease in the average balance of loans and a 20 basis point decrease in the average yields earned on loans as interest rates continue to remain low. Increased interest and dividend income from investment securities and FHLB stock totaling $166,000 during the 2014 quarter partially offset the decreased loan interest income.

Interest and fee income on mortgage warehouse loans decreased $337,000, or 24.8%, in the first quarter of 2014 when compared to the prior year period primarily due to a 16.1% decrease in the average outstanding balance and a 57 basis point decrease in the average yield on such loans. The first quarter of 2014 was impacted by the industry-wide decrease in mortgage loan originations and refinances as new regulations were implemented related to mortgage lending. In addition, mortgage interest rates were higher during the first quarter of 2014 compared to the first quarter of 2013, which also resulted in fewer purchase and refinance transactions. Although the interest rates charged on these loans are tied to prime, the spread has narrowed due to the competitive landscape for this line of business.

Interest and fee income from commercial and industrial loans decreased $47,000 for the three months ended March 31, 2014 when compared to the prior year period due to a $2.2 million, or 11.2%, decrease in the average outstanding balance combined with a 45 basis point decrease in the average yields on such loans. New and renewed loans have been originated with lower interest rates when compared to loans currently in the portfolio.

Interest and fee income on automobile and other consumer loans decreased $21,000, or 27.5%, for the three months ended March 31, 2014 compared to the prior year period, primarily due to a decrease in the average outstanding balance of $493,000, as well as a decrease in the average yield of 121 basis points. The decrease in the average outstanding balance was primarily due to the continued runoff of the indirect automobile portfolio as the Company has elected to exit that line of business. The decrease in the average yield was due to the lower interest rates earned on new consumer loans originated combined with the decrease in the balances of our indirect automobile portfolio, which historically had higher interest rates when compared to the other loans within this portfolio.

Interest and fee income on commercial real estate loans increased $54,000, or 5.4%, for the three months ended March 31, 2014 compared to the same prior year period, primarily due to an increase in the average outstanding balances of $4.1 million, or 5.3%. The increase was primarily attributable to new loan originations made during the first quarter of 2014.

Interest and fee income on commercial construction loans increased $40,000, or 174.5%, for the three months ended March 31, 2014 compared to the same prior year period, primarily due to an increase in the average outstanding balance of $2.1 million, or 105.6%, which included one new loan totaling $575,000 originated during the first quarter of 2014.

Interest income from taxable securities increased $76,000, or 16.5%, for the three months ended March 31, 2014 compared to the same prior year period. The $23.4 million, or 25.0%, increase in the average outstanding balance during the 2014 period compared to the prior year period provided the increase in interest income, however the new investments and the cash flow derived from the existing portfolio was reinvested at lower interest rates resulting in a decrease in the average yield on these securities of 14 basis points for the 2014 time period.

Interest income from tax exempt securities increased $72,000, or 21.1%, for the three months ended March 31, 2014 compared to the same prior year period due to an increase in the average outstanding balance of $12.1 million, or 30.4%, and was partially offset by a decrease in the average yield of 25 basis points as tax exempt securities purchases have been at significantly lower interest rates since the first quarter of 2013.

Dividend income from FHLBI stock increased $18,000, or 52.9%, for the three months ended March 31, 2014 compared to the same prior year period and was attributable to an increase in the dividend yield of 119 basis points as a result of a special dividend declared by the FHLBI during the 2014 period.

The following table sets forth the average balance sheet, average annualized yield and cost, and certain other information for the three months ended March 31, 2014 and 2013. All average balances are daily average balances. The annualized yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or expense.

	For the Three Months Ended March 31,
	2014			2013
	(Dollars in thousands)
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
Assets:
Loans (1)	$259,060	$3,250	5.02%	$274,292	$3,577	5.22%
Taxable securities	116,763	538	1.84	93,381	462	1.98
Tax exempt securities (2)	52,080	414	3.18	39,938	342	3.43
Federal Home Loan Bank of Indianapolis stock	4,375	52	4.75	3,817	34	3.56
Federal funds sold and other interest-earning deposits	23,470	23	0.39	24,581	25	0.40
Total interest earning assets	455,748	4,277	3.75	436,009	4,440	4.07
Non-interest earning assets	43,501			39,368
Total assets	$499,249			$475,377

Liabilities and equity:
Savings deposits	$62,689	9	0.06%	$57,350	8	0.06%
Money market accounts	67,477	62	0.37	63,841	66	0.41
Interest-bearing checking	53,780	29	0.22	52,924	40	0.30
CDs and IRAs	110,560	377	1.36	114,703	464	1.62
Total interest-bearing deposits	294,506	477	0.65	288,818	578	0.80
FHLB advances	62,458	253	1.62	40,495	227	2.24
Subordinated debentures	5,155	65	5.04	5,155	69	5.35
Short-term borrowings	439	—	—	33	—	—
Total interest-bearing liabilities	362,558	795	0.88	334,501	874	1.05
Non-interest bearing deposits	50,108			50,934
Other liabilities	5,511			5,699
Total liabilities	418,177			391,134
Shareholders’ equity	81,072			84,243
Total liabilities & shareholders’ equity	$499,249			$475,377
Net interest income		$3,482			$3,566
Net interest rate spread			2.87%			3.02%
Net interest margin			3.06			3.27

(1) The average balance of loans includes loans held for sale and nonperforming loans, interest on which is recognized on a cash basis.
(2) No tax-equivalent yield adjustments have been made.

Interest Expense: Interest expense decreased $79,000, or 9.0%, to $795,000 for the three months ended March 31, 2014 compared to $874,000 for the same prior year period, primarily attributable to a decrease in the average cost of interest bearing liabilities of 17 basis points which was partially offset by an increase in the average outstanding balance of interest bearing liabilities of $28.1 million.

Interest expense on certificates of deposit and IRA time deposits decreased $87,000, or 18.8%, for the three months ended March 31, 2014 compared to the same prior year period, primarily due to a decrease in average outstanding balances of $4.1 million combined with a 26 basis point decrease in the average cost of these deposits. The Company has been able to shift a significant percentage of its deposit mix from fixed, higher cost certificates of deposits into lower cost money market, savings, and interest bearing checking accounts, which has assisted in lowering the Company’s average cost of funds. Interest expense on money market deposits decreased $11,000, or 27.5%, for the three months ended March 31, 2014 compared to the same prior year period due to a decrease in the average cost of these deposits of eight basis points which more than offset the increase of $856,000 in the average outstanding balance of these accounts during the same period.

Interest expense on FHLBI advances increased $26,000, or 11.5%, to $253,000 for the three months ended March 31, 2014 compared to $227,000 for the same prior year period, attributable to an increase in the average outstanding balance of FHLBI advances of $22.0 million and partially offset by a decrease in the average cost of these borrowings of 62 basis points. As advances have matured, the Company paid off a portion of the FHLBI advances with excess liquidity and renewed a portion of such borrowings at lower current market interest rates.

Provision for Loan Losses: We recognize a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the portfolio, adverse situations that may affect our borrowers’ ability to repay, the estimated fair value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management determined that a provision for loan losses was not necessary for the three months ended March 31, 2014 compared to $3,000 for the same prior year period. The Company’s analysis of the allowance for loan losses for the first quarter of 2014 reflected continued improvement in asset quality metrics and various trends, including classified assets, charge-off ratios, delinquencies, and current economic conditions. Net charge-offs for the first quarter of 2014 totaled $37,000 compared to $91,000 for the first quarter of 2013.

Noninterest Income: Noninterest income decreased $385,000, or 42.5%, to $521,000 for the three months ended March 31, 2014 compared to $906,000 for the same prior year period. The primary reason for the decrease in noninterest income was due to a $221,000 decrease in gain on mortgage banking activities as mortgage activity declined during the first quarter of 2014 as higher mortgage interest rates slowed refinance and purchase activity. Net gains on sales of securities decreased $243,000 for the three months ended March 31, 2014 when compared to the same prior year period due to fewer sales during the 2014 period.

Noninterest Expense: Noninterest expense increased $58,000, or 1.9%, to $3.1 million for the three months ended March 31, 2014 compared to $3.0 million for the prior year period. This increase in noninterest expense was primarily due to an increase of $117,000 in salaries and wages expense, including an increase in payroll expense of $61,000 related to annual merit pay increases and an increase in full time equivalent employees as open positions in the first quarter of 2013 were filled prior to the end of 2013. In addition, deferred loan origination costs decreased $63,000 during the first quarter of 2014 due to lower loan originations compared to the same period in 2013. Partially offsetting these changes was a decrease of $28,000 in commission expense due to the lower volume of mortgage loan production.

We remain focused on increasing efficiencies and controlling operating expenses. After an extensive review of growth strategies and branch usage trends for our full service branch in Rolling Prairie, Indiana, we closed the branch during the first quarter of 2014. The decision to close this branch was further supported by the overall costs to maintain this older branch building and its close proximity to our other branch locations, which are within ten miles of this branch and would be able to service the needs of this community.

Income Taxes: Income tax expense decreased $286,000, or 85.6%, to $48,000 for the three months ended March 31, 2014 from $334,000 for the same prior year period, primarily due to a decrease in income before taxes of $524,000, as well as a decrease in our effective tax rate. The effective tax rate for the three months ended March 31, 2014 was 5.3% compared to 23.5% for the same prior year period. The Company’s effective tax rate has been favorably impacted by its tax planning strategies including the captive insurance company which was formed in December 2013, the real estate investment trust company established in January 2013, and with an increase in income from bank owned life insurance.

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

Our liquid assets, defined as cash and due from financial institutions, interest earning time deposits in other financial institutions, and the market value of unpledged securities available-for-sale, totaled $132.9 million at March 31, 2014 and constituted 25.3% of total assets at that date, compared to $131.4 million, or 24.9%, of total assets at December 31, 2013.

The Company also maintains lines of credit with the Federal Home Loan Bank. The total of these lines of credit were $85.5 million at March 31, 2014, of which $82.5 million in Federal Home Loan Bank advances were outstanding. The Company has additional securities and certain approved real estate loans available to pledge as collateral in order to increase our lines of credit with the Federal Home Loan Bank. At March 31, 2014, we had $117.2 million in unpledged securities available-for-sale. The Company actively utilizes its borrowing capacity with the Federal Home Loan Bank to manage liquidity and to provide a funding alternative to time deposits, if the Federal Home Loan Bank’s rates and terms are more favorable. The advances from the Federal Home Loan Bank can have maturities from overnight to multiple years. At March 31, 2014, $37.5 million of these advances were due within one year, and $45.0 million had maturities greater than a year.

The Company may also utilize the Federal Reserve discount window as a source of short-term funding. At March 31, 2014, the Company had no outstanding overnight borrowings with the Federal Reserve Bank discount window. The Company’s borrowing capacity at the Federal Reserve Bank discount window is based on the collateral value of pledged securities which totaled $3.0 million at March 31, 2014.

The Company has an accommodation from First Tennessee Bank National Association (“FTN”) to borrow federal funds up to the amount of $15.0 million. This federal funds accommodation is not a confirmed line or loan, and FTN may cancel such accommodation at any time, in whole or in part, without cause or notice, in its sole discretion. At March 31, 2014 and for the three months ended March 31, 2014, the Company did not borrow from FTN.

The Company also has an agreement with Zions First National Bank (“Zions”) for an unsecured line of credit to borrow federal funds up to $9.0 million. This line of credit was established at the discretion of Zions and may be terminated at any time in its sole discretion. At March 31, 2014, the Company’s borrowings from Zions totaled $9.0 million with average outstanding borrowings during the quarter of $439,000.

Federal regulations establish guidelines for calculating “risk-adjusted” capital ratios and minimum ratio requirements. Under these regulations, banks are required to maintain a total risk-based capital ratio of 8.0% of risk-weighted assets and a Tier 1 risk-based capital ratio (primarily total shareholders’ equity less intangible assets) of at least 4.0% of risk-weighted assets. The Bank had total and Tier 1 risk-based capital ratios of 19.3% and 18.2%, respectively, at March 31, 2014, and was “well-capitalized” under the regulatory guidelines.

In addition, regulators have adopted a minimum leverage ratio standard for Tier 1 capital to average assets. The minimum ratio for top-rated institutions may be as low as 3%. However, regulatory agencies have stated that most institutions should maintain ratios at least 1 to 2 percentage points above the 3% minimum. As of March 31, 2014, the Bank’s leverage ratio was 13.1%. Capital levels for the Bank remain above the established regulatory capital requirements.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Quantitative Analysis
The table below sets forth, as of March 31, 2014, the estimated changes in the net interest margin and the economic value of equity that would result from the designated changes in the United States Treasury yield curve over a 12 month non-parallel ramp for The LaPorte Savings Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Changes in Interest Rates (basis points) (1)		Estimated Increase (Decrease) in NIM			Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets
	Estimated NIM (2)	Amount	Percent	Estimated EVE (3)	Amount	Percent	EVE Ratio (4)	Changes in Basis Points
(Dollars in thousands)
+300	$16,167	$237	1.49%	$69,408	$(21,064)	(23.28)%	14.07%	(3.27)%
+200	16,122	192	1.21	78,626	(11,846)	(13.09)	15.64	(1.70)
+100	16,035	105	0.66	85,936	(4,536)	(5.01)	16.78	(0.56)
0	15,930	—	—	90,472	—	—	17.34	—
-100	15,458	(472)	(2.96)	89,835	(637)	(0.70)	16.96	(0.38)

(1)	Assumes changes in interest rates over a 12 month non-parallel ramp.

(2)	NIM or Net Interest Margin measures The LaPorte Savings Bank’s exposure to net interest income due to changes in a forecast interest rate environment.

(3)	EVE or Economic Value of Equity at Risk measures The LaPorte Savings Bank’s exposure to equity due to changes in a forecast interest rate environment.

(4)	EVE Ratio represents Economic Value of Equity divided by the economic value of assets which should translate into built in stability for future earnings.
The table above indicates that at March 31, 2014, in the event of a 100 basis point decrease in interest rates over a 12 month non-parallel ramp, we would experience a 2.96% decrease in net interest income. In the event of a 100 basis point increase in interest rates over a 12 month non-parallel ramp, the net interest income would increase 0.66%.
The table above indicates that at March 31, 2014, in the event of a 100 basis point decrease in interest rates over a 12 month non-parallel ramp, we would experience a 0.70% decrease in economic value of equity. In the event of a 100 basis point increase in interest rates over a 12 month non-parallel ramp, the economic value would decrease 5.01% in economic value of equity.
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
The Company has taken steps to address its exposure to rising interest rates. For instance management executed an interest rate swap to address the exposure on its $5.0 million floating rate trust preferred debenture in April 2009, by swapping for a fixed five year effective rate of 5.54% which matured on March 26, 2014. In October 2009, the Company executed a $10.3 million interest rate swap which took $10.3 million five year floating rate brokered certificates of deposit and swapped for a fixed five year effective rate of 3.19%. In February 2010, The LaPorte Savings Bank executed two interest rate swaps against $15.0 million in maturing FHLB advances. The first interest rate swap was against a $10.0 million adjustable rate advance tied to the three month LIBOR plus 0.25% for six years at an effective fixed rate of 3.69% and began in July 2010. The second interest rate swap was against a $5.0 million adjustable rate advance tied to the three month LIBOR plus 0.22% for five years with an effective fixed rate of 3.54% and began in September 2010. We will continue to look for opportunities to address our exposure to rising interest rates utilizing hedging strategies in the future. We are also continuing to sell most of the fixed rate one- to-four family residential real estate loans originated and continuing to originate the majority of commercial real estate loans at a variable rate with interest rate floors attached.
.

ITEM 4.	CONTROLS AND PROCEDURES

The Company has adopted disclosure controls and procedures designed to facilitate financial reporting. The Company’s disclosure controls currently consist of communications among the Company’s Chief Executive Officer, the Company’s Chief Financial Officer, Chief Accounting Officer, and each department head to identify any transactions, events, trends, risks or contingencies which may be material to its operations. These disclosure controls also contain certain elements of the Company’s internal controls adopted in connection with applicable accounting and regulatory guidelines. In addition, the Company’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, Audit Committee, and independent registered public accounting firm also meet on a quarterly basis to discuss disclosure matters. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report and found them to be effective.

The Company maintains internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting in the last quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

ITEM 1.	LEGAL PROCEEDINGS

As of March 31, 2014, there are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

As of March 31, 2014, there were no material changes to the “Risk Factors” disclosed in the Company’s Annual Report for the year ended December 31, 2013 on Form 10-K filed on March 18, 2014. However, the risks described in our 2013 Annual Report on Form 10-K are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table presents information related to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2014	14,800	$10.82	14,800	150,000
February 1-28, 2014	35,000	10.94	35,000	115,000
March 1-31, 2014	51,685	10.95	51,685	63,315
Total	101,485		101,485

(1)
The Company publicly announced on October 22, 2013 a repurchase program for 310,809 shares. Prior to January 1, 2014, 296,009 shares had been repurchased under that program. A total of 14,800 shares were repurchased under this program during the first quarter of 2014. On January 28, 2014, the Company publicly announced a new share repurchase program for an additional 150,000 shares. A total of 86,685 shares were repurchased under this program during the first quarter of 2014.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the three months ended March 31, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2013, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013, and (vi) the notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaPorte Bancorp, Inc.

Date:	May 9, 2014	/s/ Lee A. Brady
Lee A. Brady,
Chief Executive Officer

Date:	May 9, 2014	/s/ Michele M. Thompson
Michele M. Thompson,
President and Chief Financial Officer