Form 10-Q
period 2014-06-30
LaPorte Bancorp, Inc.
filed 2014-08-13
CIK 1549276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
YES  ☐    NO  ☒
Number of shares of common stock outstanding at August 8, 2014: 5,753,945

LAPORTE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Dollars in thousands, except share data)
	(Unaudited)
ASSETS
Cash and due from financial institutions	$14,690	$18,219
Interest-earning time deposits in other financial institutions	7,126	6,642
Securities available-for-sale	159,728	164,272
Federal Home Loan Bank stock, at cost (restricted)	4,375	4,375
Loans held for sale, at fair value	3,836	1,118
Loans, net of allowance for loan losses of $3,761 at June 30, 2014 and $3,905 at December 31, 2013	307,325	293,285
Mortgage servicing rights	355	368
Other real estate owned	864	1,188
Premises and equipment, net	9,271	9,464
Goodwill	8,431	8,431
Other intangible assets	238	274
Bank owned life insurance	14,390	13,677
Accrued interest receivable and other assets	4,533	5,568
Total assets	$535,162	$526,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$52,911	$51,017
Interest bearing	303,945	295,684
Total deposits	356,856	346,701
Federal Home Loan Bank advances	84,992	86,777
Subordinated debentures	5,155	5,155
Short-term borrowings	—	2,415
Accrued interest payable and other liabilities	5,628	5,584
Total liabilities	452,631	446,632
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized at June 30, 2014 and December 31, 2013; 5,761,645 and 5,924,209 shares issued and outstanding at June 30, 2014 and December 31, 2013	58	59
Additional paid-in capital	42,864	44,495
Retained earnings	42,368	40,771
Accumulated other comprehensive income (loss), net of tax expense of $200 at June 30, 2014 and a tax benefit of $947 at December 31, 2013	389	(1,838)
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,148)	(3,238)
Total shareholders’ equity	82,531	80,249
Total liabilities and shareholders’ equity	$535,162	$526,881

See accompanying condensed notes to consolidated financial statements (unaudited).

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$3,521	$3,541	$6,771	$7,118
Taxable securities	510	468	1,048	930
Tax exempt securities	414	353	828	695
Federal Home Loan Bank stock	41	33	93	67
Other interest income	19	22	42	47
Total interest and dividend income	4,505	4,417	8,782	8,857
Interest expense:
Deposits	461	548	938	1,126
Federal Home Loan Bank advances	302	231	555	458
Subordinated debentures	45	70	110	139
Federal funds purchased and other short-term borrowings	2	1	2	1
Total interest expense	810	850	1,605	1,724
Net interest income	3,695	3,567	7,177	7,133
Provision for loan losses	—	103	—	106
Net interest income after provision for loan losses	3,695	3,464	7,177	7,027
Noninterest income:
Service charges on deposit accounts	107	109	211	208
ATM and debit card fees	114	113	214	211
Earnings on bank owned life insurance, net	109	103	213	196
Net gains on mortgage banking activities	235	203	354	543
Loan servicing fees, net	22	20	56	44
Net gains on the sale of securities	90	237	100	490
Losses on other assets	(48)	(23)	(84)	(114)
Other income	108	139	194	229
Total noninterest income	737	901	1,258	1,807
Noninterest expense:
Salaries and employee benefits	1,710	1,652	3,483	3,319
Occupancy and equipment	422	433	905	889
Data processing	133	131	283	316
Advertising	96	54	169	145
Bank examination fees	117	120	160	201
Amortization of intangible assets	18	23	36	47
FDIC insurance	77	71	160	154
Collection and other real estate owned	74	51	127	116
Other expenses	334	326	763	721
Total noninterest expense	2,981	2,861	6,086	5,908
Income before income taxes	1,451	1,504	2,349	2,926
Income tax expense	237	355	285	689
Net income	$1,214	$1,149	$2,064	$2,237

Earnings per share (Note 3):
Basic	$0.23	$0.20	$0.38	$0.39
Diluted	0.22	0.20	0.37	0.38
See accompanying condensed notes to consolidated financial statements (unaudited).

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Net income	$1,214	$1,149	$2,064	$2,237
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	1,641	(4,245)	3,140	(4,796)
Reclassification adjustment for net gains included in net income	(90)	(237)	(100)	(490)
Gross unrealized gains (losses)	1,551	(4,482)	3,040	(5,286)
Related income tax (expense) benefit	(527)	1,523	(1,034)	1,797
Net unrealized gains (losses)	1,024	(2,959)	2,006	(3,489)
Unrealized gains on cash flow hedges:
Gross unrealized gains	151	283	334	481
Related income tax expense	(52)	(96)	(113)	(163)
Net unrealized gains	99	187	221	318
Total other comprehensive income (loss)	1,123	(2,772)	2,227	(3,171)
Comprehensive income (loss)	$2,337	$(1,623)	$4,291	$(934)

See accompanying condensed notes to consolidated financial statements (unaudited).

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Unearned ESOP Shares	Total
	(Dollars in thousands, except per share data)
Balance at January 1, 2013	$62	$47,302	$37,745	$2,364	$(3,418)	$84,055
Net income	—	—	2,237	—	—	2,237
Other comprehensive loss	—	—	—	(3,171)	—	(3,171)
Cash dividends on common stock ($0.08 per share)	—	—	(496)	—	—	(496)
ESOP shares earned, 11,242 shares	—	20	—	—	90	110
Stock based compensation expense	—	120	—	—	—	120
Balance at June 30, 2013	$62	$47,442	$39,486	$(807)	$(3,328)	$82,855

Balance at January 1, 2014	$59	$44,495	$40,771	$(1,838)	$(3,238)	$80,249
Net income	—	—	2,064	—	—	2,064
Other comprehensive income	—	—	—	2,227	—	2,227
Cash dividends on common stock ($0.08 per share)	—	—	(467)	—	—	(467)
Repurchase of common stock	(1)	(1,801)	—	—	—	(1,802)
ESOP shares earned, 11,242 shares	—	32	—	—	90	122
Stock activity under stock compensation plans (2,236 shares)	—	14	—	—	—	14
Stock based compensation expense	—	124	—	—	—	124
Balance at June 30, 2014	$58	$42,864	$42,368	$389	$(3,148)	$82,531

See accompanying condensed notes to consolidated financial statements (unaudited).

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$2,064	$2,237
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	278	285
Provision for loan losses	—	106
Net gains on securities available-for-sale	(100)	(490)
Net amortization on securities available-for-sale	509	541
Net gains on sales of loans	(341)	(468)
Originations of loans held for sale	(7,581)	(18,887)
Proceeds from sales of loans held for sale	5,204	18,503
Recognition of mortgage servicing rights	(13)	(75)
Amortization of mortgage servicing rights	31	77
Net change in loan servicing rights valuation allowance	(5)	(36)
Net losses on sales of other real estate owned	8	7
Write downs of other real estate owned and assets held for sale	122	109
Earnings on bank owned life insurance, net	(213)	(196)
Amortization of intangible assets	36	47
ESOP compensation expense	122	110
Stock based compensation expense	124	120
Change in assets and liabilities:
Accrued interest receivable and other assets	(112)	478
Accrued interest payable and other liabilities	378	(45)
Net cash provided by operating activities	511	2,423
Cash flows from investing activities:
Net changes in interest-earning time deposits at other financial institutions	(484)	(490)
Proceeds from sales of securities available-for-sale	11,111	16,769
Proceeds from maturities, calls, and principal repayments of securities available-for-sale	8,977	7,792
Purchases of securities available-for-sale	(12,913)	(57,016)
Net change in loans	(14,104)	42,307
Proceeds from sales of other real estate owned	288	719
Purchase of bank owned life insurance	(500)	(2,000)
Premises and equipment expenditures, net	(115)	(299)
Net cash (utilized for) provided by investing activities	(7,740)	7,782
Cash flows from financing activities:
Net change in deposits	10,155	(5,822)
Proceeds from FHLB long-term advances	15,000	15,000
Repayment of FHLB long-term advances	—	(4,998)
Net change in FHLB short-term advances	(16,785)	(8,988)
Net change in short-term borrowings	(2,415)	—
Stock options exercised	14	—
Dividends paid on common stock	(467)	(496)
Repurchase of common stock	(1,802)	—
Net cash provided by (utilized for) financing activities	3,700	(5,304)
Net (decrease) increase in cash and cash equivalents	(3,529)	4,901
Cash and cash equivalents at beginning of period	18,219	6,857
Cash and cash equivalents at end of period	$14,690	$11,758
(continued)

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
	(Dollars in thousands)
Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,607	$1,733
Income taxes	200	500
Supplemental noncash disclosures:
Transfers from loans receivable to other real estate owned	$64	$1,363

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

The unaudited consolidated financial statements included herein have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial statements and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited consolidated financial statements contain all material adjustments (consisting of normal recurring accruals) and disclosures which are necessary in the opinion of management to make the financial statements not misleading and for a fair presentation of the financial position and results of operations for the interim periods presented herein.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements included in the Form 10-K Annual Report of the Company for the fiscal year ended December 31, 2013. The results for the three and six month periods ended June 30, 2014 may not indicate the results to be expected for any other interim period or for the full year ending December 31, 2014.

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

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606).” This ASU clarifies that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Adopting this standard is not expected to have a significant impact on the Company’s financial condition or results of operation.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In June 2014, the FASB issued ASU No. 2014-11 “Transfers and Servicing (Topic 860) - Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures.” This ASU aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. ASU 2014-11 is effective for the first interim or annual period beginning after December 15, 2014. In addition the disclosure of certain transactions accounted for as a sale is effective for the first interim or annual period beginning on or after December 15, 2014, and the disclosure for transactions accounted for as secured borrowings is required for annual periods beginning after December 15, 2014, and interim periods beginning after March 15, 2015. Adopting this standard is not expected to have a significant impact on the Company’s financial condition or results of operation.

In June 2014, the FASB issued ASU No. 2014-12 “Compensation - Stock Compensation (Topic 718) - Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 is effective for interim and annual periods beginning after December 15, 2015. The amendments can be applied prospectively to all awards granted or modified after the effective date or retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented and to all new or modified awards thereafter. Adopting this standard is not expected to have a significant impact on the Company’s financial condition or results of operation.

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

The factors used in the earnings per common share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Basic:
Net income	$1,214	$1,149	$2,064	$2,237

Weighted average common shares outstanding	5,789,895	6,205,250	5,837,718	6,205,250
Less: Average unallocated ESOP shares	(396,313)	(418,800)	(399,124)	(421,610)
Average shares	5,393,582	5,786,450	5,438,594	5,783,640

Basic earnings per common share	$0.23	$0.20	$0.38	$0.39

Diluted:
Net income	$1,214	$1,149	$2,064	$2,237

Weighted average common shares outstanding for basic earnings per common share	5,393,582	5,786,450	5,438,594	5,783,640
Add: Diluted effects of assumed exercises of stock options	82,209	66,633	81,067	59,419
Average shares and dilutive potential common shares	5,475,791	5,853,083	5,519,661	5,843,059

Diluted earnings per common share	$0.22	$0.20	$0.37	$0.38

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. federal agency obligations	$6,953	$33	$(82)	$6,904
State and municipal	54,880	2,535	(169)	57,246
Mortgage-backed securities – residential	28,224	211	(110)	28,325
Government agency sponsored collateralized mortgage obligations	65,113	394	(1,376)	64,131
Corporate debt securities	3,122	23	(23)	3,122
Total	$158,292	$3,196	$(1,760)	$159,728

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. federal agency obligations	$6,249	$43	$(142)	$6,150
State and municipal	54,892	1,505	(674)	55,723
Mortgage-backed securities – residential	28,197	107	(366)	27,938
Government agency sponsored collateralized mortgage obligations	74,417	274	(2,380)	72,311
Corporate debt securities	2,121	29	—	2,150
Total	$165,876	$1,958	$(3,562)	$164,272

At June 30, 2014 and December 31, 2013, all of our mortgage-backed securities were issued by U.S. government-sponsored enterprises and all of our collateralized mortgage obligations were issued by either U.S. government-sponsored enterprises or the U.S. Small Business Administration.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Securities with unrealized losses at June 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	June 30, 2014
	Continuing Unrealized Loss For Less Than 12 Months		Continuing Unrealized Loss For 12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. federal agency obligations	$300	$(1)	$2,918	$(81)	$3,218	$(82)
State and municipal	2,030	(4)	9,144	(165)	11,174	(169)
Mortgage-backed securities – residential	996	(4)	8,238	(106)	9,234	(110)
Government agency sponsored collateralized mortgage obligations	8,397	(146)	32,998	(1,230)	41,395	(1,376)
Corporate debt securities	977	(23)	—	—	977	(23)
Total temporarily impaired	$12,700	$(178)	$53,298	$(1,582)	$65,998	$(1,760)

	December 31, 2013
	Continuing Unrealized Loss For Less Than 12 Months		Continuing Unrealized Loss For 12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. federal agency obligations	$2,858	$(142)	$—	$—	$2,858	$(142)
State and municipal	17,352	(558)	1,524	(116)	18,876	(674)
Mortgage-backed securities – residential	22,432	(366)	—	—	22,432	(366)
Government agency sponsored collateralized mortgage obligations	46,555	(2,023)	6,708	(357)	53,263	(2,380)
Total temporarily impaired	$89,197	$(3,089)	$8,232	$(473)	$97,429	$(3,562)

At June 30, 2014, the Company held 86 investments in debt securities totaling $66.0 million, or 41.3% of its total debt securities, in an unrealized loss position, of which 16 were in an unrealized loss position for less than twelve months and 70 were in an unrealized loss position for more than twelve months. At December 31, 2013, the Company held 122 investments in debt securities totaling $97.4 million, or 59.3% of its total debt securities, in an unrealized loss position, of which 110 were in an unrealized loss position for less than twelve months and 12 were in an unrealized loss position for more than twelve months.

Management periodically evaluates each investment security for potential other-than-temporary impairment, relying primarily on industry analyst reports and observation of market conditions and interest rate fluctuations. The unrealized losses on the Company’s investments in U.S. federal agency obligations, mortgage-backed securities, and agency collateralized mortgage obligations were a result of changes in interest rates and not a result of a decline in credit quality. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted declines in fair value are considered temporary. The unrealized losses on the Company’s investment in state and municipal securities were also caused by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company does not intend to sell the securities and is not more likely than not to be required to sell them before their anticipated recovery.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Sales of securities available-for-sale for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Proceeds	$10,431	$11,509	$11,111	$16,769
Gross gains	90	237	100	490
Gross losses	—	—	—	—

The amortized cost and fair value of debt securities at June 30, 2014 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations (“CMO”), are shown separately.

	June 30, 2014
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$2,004	$2,017
Due from more than one to five years	13,735	14,001
Due from more than five to ten years	35,565	36,613
Due after ten years	13,651	14,641
Subtotal	64,955	67,272
Mortgage-backed securities and government agency sponsored collateralized mortgage obligations	93,337	92,456
Total	$158,292	$159,728

Securities pledged at June 30, 2014 and December 31, 2013 had a carrying amount of approximately $50.9 million and $57.7 million, respectively, and were pledged to secure Federal Home Loan Bank (“FHLB”) advances, short-term borrowings through the Federal Reserve Discount Window, and cash flow hedges.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – LOANS

Loans at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Commercial	$124,650	$128,922
Mortgage	36,867	35,438
Mortgage warehouse	132,163	115,443
Residential construction	1,058	792
Home equity	11,611	11,397
Consumer and other	4,484	4,920
Subtotal	310,833	296,912
Less: Net deferred loan costs	253	278
Allowance for loan losses	(3,761)	(3,905)
Loans, net	$307,325	$293,285

As of June 30, 2014 and 2013, the Bank’s mortgage warehouse division had repurchase agreements with 25 and 14 mortgage companies, respectively. The following table identifies the activity and related interest and fee income attributable to the mortgage warehouse division for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Mortgage Warehouse:
Originations	$516,097	$603,542	$930,693	$1,208,222
Sold Loans	501,886	615,672	913,848	1,238,013
Interest income	1,141	1,124	2,035	2,287
Warehouse fees	162	177	287	370
Wire transfer fees	51	66	92	133

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30, 2014
	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,633	$535	$520	$1	$106	$73	$—	$3,868
Charge-offs	—	(107)	—	—	—	(7)	—	(114)
Recoveries	—	—	—	—	5	2	—	7
Provision	(131)	79	61	1	(4)	(6)	—	—
Ending balance	$2,502	$507	$581	$2	$107	$62	$—	$3,761

	Three Months Ended June 30, 2013
	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$3,122	$359	$530	$2	$122	$85	$—	$4,220
Charge-offs	(37)	(49)	—	—	—	(3)	—	(89)
Recoveries	—	—	—	—	—	3	—	3
Provision	76	90	(60)	—	(3)	—	—	103
Ending balance	$3,161	$400	$470	$2	$119	$85	$—	$4,237

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30, 2014
	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,725	$458	$508	$—	$111	$83	$20	$3,905
Charge-offs	—	(144)	—	—	—	(14)	—	(158)
Recoveries	—	—	—	—	5	9	—	14
Provision	(223)	193	73	2	(9)	(16)	(20)	—
Ending balance	$2,502	$507	$581	$2	$107	$62	$—	$3,761

	Six Months Ended June 30, 2013
	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$3,131	$401	$601	$2	$130	$43	$—	$4,308
Charge-offs	(103)	(68)	—	—	(22)	(10)	—	(203)
Recoveries	—	19	—	—	—	7	—	26
Provision	133	48	(131)	—	11	45	—	106
Ending balance	$3,161	$400	$470	$2	$119	$85	$—	$4,237

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2014:

	June 30, 2014
	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$831	$45	$—	$—	$28	$—	$—	$904
Collectively evaluated for impairment	1,671	462	581	2	79	62	—	2,857
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total ending allowance	$2,502	$507	$581	$2	$107	$62	$—	$3,761

Loans:
Individually evaluated for impairment	$10,045	$1,932	$—	$43	$38	$—	$—	$12,058
Collectively evaluated for impairment	113,968	34,816	132,163	1,015	11,573	4,484	—	298,019
Acquired with deteriorated credit quality	637	119	—	—	—	—	—	756
Total ending loan balance	$124,650	$36,867	$132,163	$1,058	$11,611	$4,484	$—	$310,833

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2013:

	December 31, 2013
	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$792	$135	$—	$—	$32	$—	$—	$959
Collectively evaluated for impairment	1,933	323	508	—	79	83	20	2,946
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total ending allowance	$2,725	$458	$508	$—	$111	$83	$20	$3,905

Loans:
Individually evaluated for impairment	$9,930	$1,472	$—	$—	$43	$—	$—	$11,445
Collectively evaluated for impairment	118,324	33,842	115,443	792	11,354	4,920	—	284,675
Acquired with deteriorated credit quality	668	124	—	—	—	—	—	792
Total ending loan balance	$128,922	$35,438	$115,443	$792	$11,397	$4,920	$—	$296,912

The following table presents information related to impaired loans by class of loans as of June 30, 2014:

	June 30, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial:
Real estate	$2,773	$2,773	$—
Five or more family	3,728	3,728	—
Land	212	199	—
Mortgage	1,781	1,706	—
Residential construction
Land	43	43	—
Home equity	11	10	—
Subtotal	8,548	8,459	—
With an allowance recorded:
Commercial:
Real estate	839	806	317
Land	2,749	2,539	514
Mortgage	296	226	45
Home equity	28	28	28
Subtotal	3,912	3,599	904
Total	$12,460	$12,058	$904

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents information related to impaired loans by class of loans as of December 31, 2013:

	December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial:
Real estate	$2,832	$2,832	$—
Five or more family	3,508	3,508	—
Land	201	200	—
Mortgage	769	770	—
Home equity	11	11	—
Subtotal	7,321	7,321	—
With an allowance recorded:
Commercial:
Real estate	843	843	275
Land	2,547	2,547	517
Mortgage	702	702	135
Home equity	32	32	32
Subtotal	4,124	4,124	959
Total	$11,445	$11,445	$959

The following table presents loans individually evaluated for impairment by class of loans for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial:
Real estate	$2,788	$41	$678	$2
Five or more family	3,738	61	—	—
Land	200	—	204	—
Mortgage	1,682	2	1,187	—
Residential construction:
Land	43	—	—	—
Home equity	11	—	12	—
Subtotal	8,462	104	2,081	2
With an allowance recorded:
Commercial:
Real estate	812	—	1,389	—
Land	2,550	—	2,724	—
Mortgage	260	—	869	—
Home equity	28	—	27	—
Subtotal	3,650	—	5,009	—
Total	$12,112	$104	$7,090	$2

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents loans individually evaluated for impairment by class of loans for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial:
Real estate	$2,500	$80	$1,297	$4
Five or more family	3,625	110	—	—
Land	200	—	209	—
Mortgage	1,457	8	1,223	—
Residential construction:
Land	22	—	—	—
Home equity	11	—	25	—
Subtotal	7,815	198	2,754	4
With an allowance recorded:
Commercial:
Real estate	813	—	1,106	—
Land	2,562	—	2,740	—
Mortgage	218	—	809	—
Home equity	28	—	13	—
Subtotal	3,621	—	4,668	—
Total	$11,436	$198	$7,422	$4

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of June 30, 2014 and December 31, 2013:

	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	June 30, 2014	December 31, 2013	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Commercial:
Commercial and industrial	$27	$27	$—	$—
Real estate	859	897	—	—
Land	2,738	2,748	—	—
Mortgage	1,656	1,190	—	—
Residential construction:
Land	43	—	—	—
Home equity	38	43	—	—
Consumer and other	2	3	—	—
Total	$5,363	$4,908	$—	$—

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the aging of the recorded investment in past due loans as of June 30, 2014 by class of loans:

	June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$—	$27	$27	$18,177	$18,204
Real estate	—	384	859	1,243	77,471	78,714
Five or more family	—	—	—	—	18,049	18,049
Construction	—	—	—	—	1,852	1,852
Land	—	—	2,324	2,324	5,507	7,831
Mortgage	—	228	1,488	1,716	35,151	36,867
Mortgage warehouse	—	—	—	—	132,163	132,163
Residential construction:
Construction	—	—	43	43	731	774
Land	—	—	—	—	284	284
Home equity	60	—	38	98	11,513	11,611
Consumer and other	—	—	2	2	4,482	4,484
Total	$60	$612	$4,781	$5,453	$305,380	$310,833

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 by class of loans:

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$2	$—	$—	$2	$17,638	$17,640
Real estate	2,377	—	874	3,251	80,531	83,782
Five or more family	76	—	—	76	15,326	15,402
Construction	—	—	—	—	3,949	3,949
Land	—	—	2,317	2,317	5,832	8,149
Mortgage	640	7	1,161	1,808	33,630	35,438
Mortgage warehouse	—	—	—	—	115,443	115,443
Residential construction:
Construction	—	—	—	—	503	503
Land	—	—	—	—	289	289
Home equity	4	—	12	16	11,381	11,397
Consumer and other	176	—	3	179	4,741	4,920
Total	$3,275	$7	$4,367	$7,649	$289,263	$296,912

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Troubled Debt Restructurings

A loan modification is considered a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the Company grants a concession it would not otherwise consider but for the borrower’s financial difficulties. The following table presents the Company’s TDRs as of the dates indicated:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
TDRs:
Performing in accordance with modified repayment terms	5,731	$1,917
Nonperforming	224	$227
	$5,955	$2,144

Specific reserve	$—	$61

TDRs previously disclosed resulted in no charge-offs during the three and six months ended June 30, 2014 and 2013. The Company has not committed to lend additional amounts as of June 30, 2014 and December 31, 2013 to customers with outstanding TDR loans.

The following tables present loans by class modified as TDRs that occurred during the three and six months ended June 30, 2014 and 2013.

	Three Months Ended June 30,
	2014			2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial:
Real Estate	1	$1,880	$1,880	—	$—	$—
Total	1	$1,880	$1,880	—	$—	$—

	Six Months Ended June 30,
	2014			2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial:
Real Estate	2	$2,799	$2,799	—	$—	$—
Five or more family	1	3,507	3,750	—	—	—
Total	3	$6,306	$6,549	—	$—	$—

There were no TDRs that defaulted within twelve months following the modification during the three and six months ended June 30, 2014 and 2013.

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

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. The Bank monitors credit quality on loans not rated through the loan’s individual payment performance. As of June 30, 2014, the most recent analysis performed, the risk category of loans by class was as follows:

	June 30, 2014
	Not Rated	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial:
Commercial and industrial	$88	$17,857	$245	$14	$—
Real estate	101	67,954	5,526	5,110	23
Five or more family	182	14,139	—	3,728	—
Construction	—	1,852	—	—	—
Land	—	4,989	104	2,738	—
Mortgage	31,642	2,987	130	2,108	—
Mortgage warehouse	132,163	—	—	—	—
Residential construction:
Construction	774	—	—	—	—
Land	241	—	—	43	—
Home equity	11,375	119	76	41	—
Consumer and other	3,826	658	—	—	—
Total	$180,392	$110,555	$6,081	$13,782	$23

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of December 31, 2013, the risk category of loans by class of loans was as follows:

	December 31, 2013
	Not Rated	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial:
Commercial and industrial	$83	$17,159	$380	$18	$—
Real estate	—	71,943	6,705	5,111	23
Five or more family	188	11,706	—	3,508	—
Construction	—	3,949	—	—	—
Land	—	5,296	106	2,747	—
Mortgage	29,977	3,323	471	1,667	—
Mortgage warehouse	115,443	—	—	—	—
Residential construction:
Construction	503	—	—	—	—
Land	289	—	—	—	—
Home equity	11,116	133	101	47	—
Consumer and other	3,985	703	232	—	—
Total	$161,584	$114,212	$7,995	$13,098	$23

Purchased Loans

The Company purchased loans during 2007, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of those loans was as follows:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Commercial:
Commercial and industrial	$27	$27
Real estate	639	670
Mortgage	119	123
Outstanding balance	$785	$820
Carrying amount, net of allowance of $0	$756	$791

Accretable yield, or income expected to be collected, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Beginning balance	$59	$114	$73	$128
Reclassification from non-accretable yield	—	1	—	2
Accretion of income	(14)	(15)	(28)	(30)
Ending balance	$45	$100	$45	$100

For the purchased loans disclosed above, the Company did not increase the allowance for loan losses during 2014 or 2013. No allowance for loan losses was reversed during 2014 or 2013.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The table below presents the valuation methodology and unobservable inputs for impaired loans and other real estate owned at June 30, 2014.

	June 30, 2014
	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average of Inputs
Impaired loans:
Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	20-65%	29%
Land	Appraisals	Discounts for changes in market conditions	10-20%	15%
Mortgage	Appraisals	Discounts for changes in market conditions	0-20%	10%
Other real estate owned, net:
Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	16-100%	48%
Land	Appraisals	Discounts for changes in market conditions	32-40%	36%
Mortgage	Appraisals	Discounts for changes in market conditions	18-40%	29%
The table below presents the valuation methodology and unobservable inputs for impaired loans and other real estate owned at December 31, 2013.

	December 31, 2013
	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average of Inputs
Impaired loans:
Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	10-65%	21%
Land	Appraisals	Discounts for changes in market conditions	0-10%	8%
Mortgage	Appraisals	Discounts for changes in market conditions	0-20%	10%
Other real estate owned, net:
Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	6-100%	39%
Land	Appraisals	Discounts for changes in market conditions	25-26%	26%
Mortgage	Appraisals	Discounts for changes in market conditions	19-45%	26%

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Fair value at June 30, 2014 was determined using a discount rate of 10.0%; prepayment speeds ranging from 7.6% to 23.1%, depending on the stratification of the specific right; and a weighted average default rate of approximately 0.5%. Fair value at December 31, 2013 was determined using a discount rate of 10.0%; prepayment speeds ranging from 6.5% to 23.0%, depending on the stratification of the specific right; and a weighted average default rate of approximately 0.5%.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized in the following tables:

		June 30, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial Assets:
Investment securities available-for-sale:
U.S. federal agency obligations	$6,904	$—	$6,904	$—
State and municipal	57,246	—	57,246	—
Mortgage-backed securities-residential	28,325	—	28,325	—
Government agency sponsored collateralized mortgage obligations	64,131	—	64,131	—
Corporate debt securities	3,122	—	3,122	—
Total investment securities available-for-sale	$159,728	$—	$159,728	$—
Loans held for sale	$3,836	$—	$3,836	$—
Derivatives – residential mortgage loan commitments	$85	$—	$85	$—
Financial Liabilities:
Derivatives – interest rate swaps	$(847)	$—	$(847)	$—

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Loans held for sale were carried at the fair value of $3.8 million which was made up of the outstanding balance of $3.7 million and an unrealized gain of $108,000 at June 30, 2014. At December 31, 2013, loans held for sale were carried at the fair value of $1.1 million, which was made up of the outstanding balance of $1.1 million and an unrealized gain of $30,000.

The difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale was:

	June 30, 2014
	Aggregate Fair Value	Difference	Contractual Principal
	(Dollars in thousands)
Loans held for sale	$3,836	$108	$3,728

	December 31, 2013
	Aggregate Fair Value	Difference	Contractual Principal
	(Dollars in thousands)
Loans held for sale	$1,118	$30	$1,088

For items for which the fair value option has been elected, interest income is recorded within the consolidated statements of income and comprehensive income (loss) based on the contractual amount of interest income earned on financial assets (none were delinquent or in nonaccrual status).

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three and six months ended June 30, 2014 and 2013:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Assets:
Loans held for sale
Other gains (losses)	$81	$(13)	$78	$18
Interest income	9	3	13	9
Interest expense	—	—	—	—
Total changes in fair values included in current period earnings	$90	$(10)	$91	$27

Assets measured at fair value on a non-recurring basis are summarized below:

		June 30, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans:
Commercial:
Real estate	$489	$—	$—	$489
Land	2,025	—	—	2,025
Mortgage	181	—	—	181
Other real estate owned, net:
Commercial:
Real estate	522	—	—	522
Land	187	—	—	187
Mortgage	109	—	—	109
Residential construction - land	46	—	—	46
Mortgage servicing rights	178	—	178	—

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		December 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans:
Commercial:
Real estate	$568	$—	$—	$568
Land	2,030	—	—	2,030
Mortgage	567	—	—	567
Other real estate owned, net:
Commercial:
Real estate	646	—	—	646
Land	205	—	—	205
Mortgage	91	—	—	91
Residential construction - land	56	—	—	56
Mortgage servicing rights	190	—	190	—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $3.6 million, with a valuation allowance of $904,000 at June 30, 2014, resulting in a reversal of provision for loan losses of $7,000 for the three months ended June 30, 2014 and an additional provision for loan losses of $88,000 for the six months ended June 30, 2014. At June 30, 2013, impaired loans had a carrying amount of $5.0 million, with a valuation allowance of $1.7 million, resulting in an additional provision for loan losses of $310,000 and $474,000 for the three and six months ended June 30, 2013, respectively.

Other real estate owned, which is measured at the lower of cost or fair value less costs to sell, had a net carrying amount of $864,000 at June 30, 2014, which resulted in write-downs of $19,000 and $92,000 for the three and six months ended June 30, 2014, respectively. At June 30, 2013, other real estate owned had a net carrying amount of $511,000, which resulted in write-downs of $18,000 and $109,000 for the three and six months ended June 30, 2013, respectively.

Mortgage servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $178,000 at June 30, 2014, which was made up of the outstanding balance of $279,000, net of a valuation allowance of $101,000, resulting in a charge of $1,000 for the three months ended June 30, 2014 and a reversal of $5,000 for the six months ended June 30, 2014. At June 30, 2013, mortgage servicing rights were carried at their fair value of $206,000, which was made up of the outstanding balance of $328,000, net of a valuation allowance of $122,000, resulting in reversals of $16,000 and $36,000, respectively, for the three and six months ended June 30, 2013.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and estimated fair values of financial instruments at June 30, 2014 are as follows:

		June 30, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets:
Cash and due from financial institutions	$14,690	$14,690	$—	$—
Interest-earning time deposits at other financial institutions	7,126	—	7,142	—
Securities available-for-sale	159,728	—	159,728	—
Federal Home Loan Bank stock	4,375	N/A	N/A	N/A
Loans held for sale	3,836	—	3,836	—
Loans, net	307,325	—	—	310,285
Accrued interest receivable	1,571	—	911	660
Financial liabilities:
Deposits	(356,856)	—	(357,262)	—
Federal Home Loan Bank advances	(84,992)	—	(86,227)	—
Subordinated debentures	(5,155)	—	—	(5,147)
Accrued interest payable	(175)	—	(172)	(3)
Derivatives – interest rate swaps	(847)	—	(847)	—

The carrying amounts and estimated fair values of financial instruments at December 31, 2013 are as follows:

		December 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets:
Cash and due from financial institutions	$18,219	$18,219	$—	$—
Interest-earning time deposits at other financial institutions	6,642	—	6,671	—
Securities available-for-sale	164,272	—	164,272	—
Federal Home Loan Bank stock	4,375	N/A	N/A	N/A
Loans held for sale	1,118	—	1,118	—
Loans, net	293,285	—	—	296,575
Accrued interest receivable	1,612	—	962	650
Financial liabilities:
Deposits	(346,701)	—	(347,625)	—
Federal Home Loan Bank advances	(86,777)	—	(88,077)	—
Subordinated debentures	(5,155)	—	—	(5,152)
Short-term borrowings	(2,415)	—	(2,415)	—
Accrued interest payable	(177)	—	(174)	(3)
Derivatives – interest rate swaps	(1,181)	—	(1,181)	—

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Loans held for sale: The fair value of loans held for sale is estimated based upon binding contracts and quotes from third-party investors resulting in Level 2 classification.

Loans: The fair values of loans are based on discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

Deposits: The fair values disclosed for demand deposits are estimated using a cash flow calculation reduced by decay rate assumptions. These cash flows are discounted to the current market rate and a functional cost to recognize the inherent costs of servicing these accounts. Thismethod results in a Level 2 classification. Fair values of fixed rate certificates of deposit are estimated using a cash flow calculation reduced by known maturities, estimated principal payments, and estimated early withdrawal amounts. These cash flows are discounted to the current market rate. This method results in a Level 2 calculation.

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

Short-term borrowings: The carrying amounts of short-term borrowings approximate fair values and are classified as Level 2.

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with notional amounts of $25.3 million and $30.3 million as of June 30, 2014 and December 31, 2013, respectively, were designated as cash flow hedges of subordinated debentures, certain CDARS deposits, and FHLB advances and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence, or the Company discontinues hedge accounting. The Company expects the hedges to remain fully effective during the remaining terms of the swaps. The Company does not expect any amounts to be reclassified from other comprehensive income (loss) over the next 12 months.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information related to the interest-rate swaps designated as cash flow hedges as of June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Subordinated debentures:
Notional amount	$—	$5,000
Unrealized losses	—	(26)
Fixed interest rate payable	—%	5.54%
Variable interest rate receivable (Three month LIBOR plus 3.10%)	—	3.35
Maturity date	March 26, 2014
CDARS deposits:
Notional amount	$10,250	$10,250
Unrealized losses	(71)	(192)
Fixed interest rate payable	3.19%	3.19%
Variable interest rate receivable (One month LIBOR plus 0.55%)	0.70	0.71
Maturity date	October 9, 2014
FHLB advance:
Notional amount	$5,000	$5,000
Unrealized losses	(186)	(253)
Fixed interest rate payable	3.54%	3.54%
Variable interest rate receivable (Three month LIBOR plus 0.22%)	0.45	0.46
Maturity date	September 20, 2015
FHLB advance:
Notional amount	$10,000	$10,000
Unrealized losses	(590)	(710)
Fixed interest rate payable	3.69%	3.69%
Variable interest rate receivable (Three month LIBOR plus 0.25%)	0.48	0.49
Maturity date	July 19, 2016

Interest expense is reported as a component of interest expense on subordinated debentures, deposits, and FHLB advances as appropriate. Interest expense recorded on these swap transactions totaled $190,000 and $207,000 during the three months ended June 30, 2014 and 2013, respectively. Interest expense recorded on these swap transactions totaled $397,000 and $411,000 for the six months ended June 30, 2014 and 2013, respectively.

The following table presents the net losses recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Income relating to the cash flow derivative instruments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Interest rate contracts:
Net amount of gain (loss):
Recognized in OCI (Effective Portion)	$99	$187	$221	$318
Reclassified from OCI to interest income	—	—	—	—
Recognized in other non-interest income (Ineffective Portion)	—	—	—	—

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Included in other liabilities:
Interest rate swaps related to:
Subordinated debentures	$—	$—	$(5,000)	$(26)
CDARS deposits	(10,250)	(71)	(10,250)	(192)
FHLB advances	(15,000)	(776)	(15,000)	(963)
Total included in other liabilities		$(847)		$(1,181)

The counterparty to the Company’s derivatives is exposed to credit risk whenever the derivative is in a liability position. As a result, the Company has collateralized the liability with cash and security collateral held in safekeeping by The Bank of New York.

At June 30, 2014 and December 31, 2013, the Company had securities with a fair value of $2.0 million and $2.6 million, respectively, posted as collateral for these derivatives. At December 31, 2013, the Company also had $220,000 in cash posted as collateral for the derivatives related to the subordinated debenure which matured March 26, 2014.

NOTE 9 – STOCK-BASED COMPENSATION

During the month of September 2011, the Company implemented the 2011 Equity Incentive Plan (the “2011 Plan”) which was approved by shareholders on May 10, 2011. The 2011 Plan provides for the issuance of stock options or restricted share awards to employees and directors. Total shares authorized for issuance under the 2011 Plan were 417,544.

On May 13, 2014, the Company’s shareholders approved the 2014 Equity Incentive Plan (the “2014 Plan”) which provides for the issuance of stock options or restricted share awards to employees and directors. The total shares authorized for issuance under the 2014 Plan are 473,845 shares of the Company’s common stock plus, at the date the 2014 Plan was approved, there were 14,471 shares of stock that were rolled over from the terminated 2011 Plan and added to the shares available for awards under the 2014 Plan. In addition, any stock awards that had been granted under the 2011 Plan and subsequently forfeited are also included for issuance under the 2014 Plan. The Company has not granted any awards under the 2014 Plan as of June 30, 2014.

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees or directors based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. The market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Total compensation cost that has been charged against income for the 2011 Plan totaled $62,000 and $59,000 for the three months ended June 30, 2014 and 2013, respectively. Total compensation cost that has been charged against income for the 2011 Plan totaled $124,000 and $120,000 for the six months ended June 30, 2014 and 2013, respectively.

Stock Options

The Plan permits the grant of stock options to its employees or directors for up to 298,246 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. Option awards have vesting periods of 5 years and 10-year contractual terms. Options granted generally vest 20% annually.

The fair value of each option award is estimated on the date of grant using the assumptions noted in the table below. Expected volatilities are based on historical volatilities of companies within the Company’s peer group. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

A summary of the activity in the stock option plan for the six months ended June 30, 2014 was as follows:

	Six Months Ended June 30, 2014
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2014	271,194	$6.55	7.8 years	$1,239
Granted	—	—
Exercised	(2,236)	6.44
Forfeited or expired	—	—
Outstanding at June 30, 2014	268,958	6.55	7.3 years	1,196
Exercisable at end of period	96,334	6.44	7.3 years	439

During the six months ended June 30, 2014, 2,236 options were exercised which had an intrinsic value of $10,000. The Company received $14,000 in cash and realized $5,000 in tax benefits related to the exercise of these options. The weighted average fair value of options granted was $2.16.

As of June 30, 2014, there was $213,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.4 years.

Restricted Share Awards

The Plan provides for the issuance of up to 119,298 restricted shares to directors and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined by obtaining the listed price of the Company’s stock on the grant date. Shares vest 20% annually over 5 years.

A summary of changes in the Company’s nonvested shares for the six months ended June 30, 2014 was as follows:

	Six Months Ended June 30, 2014
	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	72,146	$6.54
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2014	72,146	$6.54

As of June 30, 2014, there was $350,000 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.3 years. As of June 30, 2014, there were 46,764 shares vested. The total fair value of shares vested at June 30, 2014 was $514,000.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

A summary of the changes in accumulated other comprehensive income (loss) by component for the three months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,
	2014			2013
	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available- for-Sale Securities	Total	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
	(Dollars in thousands)
Beginning balance	$(657)	$(77)	$(734)	$(1,178)	$3,143	$1,965
Other comprehensive income (loss) before reclassification	99	1,083	1,182	187	(2,803)	(2,616)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(59)	(59)	—	(156)	(156)
Net current period other comprehensive income (loss)	99	1,024	1,123	187	(2,959)	(2,772)
Ending balance	$(558)	$947	$389	$(991)	$184	$(807)

A summary of the reclassifications out of accumulated other comprehensive income (loss) for the three months ended June 30, 2014 and 2013 is as follows:

	Three Months Ended June 30,
	2014	2013
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities:
Net gains on securities	$90	$237
Total before tax	90	237
Income tax expense	(31)	(81)
Net of tax	$59	$156

A summary of the changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2014 and 2013 is as follows:

	Six Months Ended June 30,
	2014			2013
	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available- for-Sale Securities	Total	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
	(Dollars in thousands)
Beginning balance	$(779)	$(1,059)	$(1,838)	$(1,309)	$3,673	$2,364
Other comprehensive income (loss) before reclassification	221	2,072	2,293	318	(3,166)	(2,848)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(66)	(66)	—	(323)	(323)
Net current period other comprehensive income (loss)	221	2,006	2,227	318	(3,489)	(3,171)
Ending balance	$(558)	$947	$389	$(991)	$184	$(807)

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2014 is as follows:

	Six Months Ended June 30,
	2014	2013
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities:
Net gains on securities	$100	$490
Total before tax	100	490
Income tax expense	(34)	(167)
Net of tax	$66	$323

NOTE 11 – OFFSETTING FINANCIAL ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the Company’s statement of Consolidated Balance Sheets or that are subject to an enforceable master netting arrangement at June 30, 2014 and December 31, 2013.

	June 30, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Pledged	Net Amount
	(Dollars in thousands)
Description:
Derivatives	$847	$—	$847	$(2,008)	$—	$(1,161)
Repurchase agreements	342	—	342	(342)	—	—
Total	$1,189	$—	$1,189	$(2,350)	$—	$(1,161)

	December 31, 2013
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Pledged	Net Amount
	(Dollars in thousands)
Description:
Derivatives	$1,181	$—	$1,181	$(2,150)	$(220)	$(1,189)
Repurchase agreements	710	—	710	(710)	—	—
Total	$1,891	$—	$1,891	$(2,860)	$(220)	$(1,189)

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

Comparison of Financial Condition at June 30, 2014 and December 31, 2013

General: Total assets at June 30, 2014 increased $8.3 million, or 1.6%, to $535.2 million compared to $526.9 million at December 31, 2013 primarily due to a $13.9 million, or 4.7%, increase in gross loans to $311.1 million from $297.2 million at December 31, 2013. Total deposits at June 30, 2014 increased $10.2 million, or 2.9%, to $356.9 million from $346.7 million at December 31, 2013 primarily due to increases of $10.0 million in money market accounts and $2.5 million in savings accounts. Borrowings totaled $90.1 million at June 30, 2014, down 4.5% from $94.3 million at December 31, 2013 primarily due to a decrease in short-term overnight borrowings as the increase in deposits was utilized to fund the increase in mortgage warehouse loan balances at June 30, 2014. Total shareholders’ equity increased $2.3 million, or 2.8%, to $82.5 million at June 30, 2014, compared to $80.2 million at December 31, 2013 primarily due to net income totaling $2.1 million for the six months ended June 30, 2014 combined with a $2.2 million increase in accumulated other comprehensive income as unrealized securities gains increased at June 30, 2014. These increases were partially offset by a $1.8 million decrease in shareholders’ equity related to the Company repurchasing 164,800 shares of its common stock in accordance with its previously announced repurchase plans and cash dividends paid totaling $467,000 during the six months ended June 30, 2014.

Investment Securities: Total securities available-for-sale decreased $4.5 million, or 2.8%, to $159.7 million at June 30, 2014 from $164.3 million at December 31, 2013 as a number of securities were sold to reduce the volatility within the securities portfolio in a rising rate environment, as well as, to provide additional liquidity to fund the increases in gross loan balances.

At June 30, 2014, management reviewed the securities portfolio for possible other-than-temporary impairment and determined there were no impairment charges to be recorded. The net unrealized gains on the available-for-sale securities portfolio totaled $1.4 million at June 30, 2014, an increase of $3.0 million from net unrealized losses totaling $1.6 million at December 31, 2013.

Loans Held for Sale: Loans held for sale increased $2.7 million, or 243.1%, to $3.8 million at June 30, 2014 compared to $1.1 million at December 31, 2013 primarily due to the timing of when residential mortgage loans were originated and subsequently sold to the secondary market combined with an increase in purchase activity during the second quarter of 2014.

Net Loans: Net loans increased by $14.0 million, or 4.8%, to $307.3 million at June 30, 2014 compared to $293.3 million at December 31, 2013 primarily due to a $16.7 million, or 14.5%, increase in mortgage warehouse lending to $132.2 million at June 30, 2014 compared to $115.4 million at December 31, 2013. This increase was primarily attributable to an increase in purchase activity at the end of March 2014 that continued through the second quarter of 2014. The higher mortgage warehouse loan balances were also a result of new utilization as management diversified and added new warehouse lenders in 2014 in different geographical markets nationwide.

Commercial loans decreased by $4.3 million, or 3.3%, to $124.7 million at June 30, 2014 compared to $128.9 million at December 31, 2013. Although the commercial loan segment realized new loan originations totaling $7.2 million since December 31, 2013, including $3.2 million in five or more family, $1.6 million in commercial real estate, $1.2 million in commercial and industrial loans, and $1.0 million in commercial construction loans, total commercial loans decreased during the six months ended June 30, 2014. Commercial real estate and commercial construction loans decreased $5.1 million and $2.1 million, respectively. The decrease in commercial real estate loans was primarily due to three loan relationships totaling $3.1 million at December 31, 2013 which were paid off prior to their stated maturities, in addition to normal repayments on the remainder of the portfolio. Commercial construction loans decreased $2.1 million due to one loan relationship totaling $1.3 million being paid off and two relationships totaling $1.9 million moving to permanent financing during the first six months of 2014. Partially offsetting these decreases was an increase in five or more family loans of $2.6 million. One existing five or more family lending relationship increased their total borrowings with us by $3.1 million during the first six months of 2014, offset by one relationship totaling $932,000 being paid off prior to its stated maturity.

Mortgage loans increased $1.4 million, or 4.0%, to $36.9 million at June 30, 2014 from $35.4 million at December 31, 2013. The increase in mortgage loans was due to an increase in the percentage of loans retained in the portfolio as opposed to being sold into the secondary market. The Company has elected to only retain adjustable-rate or fixed-rate loans with a maximum term of 15 years.

The allowance for loan losses balance decreased $144,000, or 3.7%, to $3.8 million at June 30, 2014 compared to $3.9 million at December 31, 2013. The allowance for loan losses to nonperforming loans ratio decreased to 70.1% at June 30, 2014 compared to 79.6% at December 31, 2013 primarily due to a decrease in the allowance for loan losses combined with an increase in nonperforming loans. Net charge-offs for the first six months of 2014 totaled $144,000 compared to $177,000 for the first six months of 2013. The Company did not record a provision for loan losses during the six months ended June 30, 2014, as compared to the provision recorded during the prior year period of $106,000. The Company’s analysis for the allowance for loan losses for the second quarter of 2014 reflected continued improvement in several asset quality metrics and trends, including classified assets, charge-off ratios, delinquencies, and current economic conditions. The allowance for loan losses to total loans ratio decreased to 1.21% at June 30, 2014 compared to 1.31% at December 31, 2013, primarily due to the increase in gross loans of $13.9 million during the six months ended June 30, 2014.

Nonperforming Assets: The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Nonaccrual loans:
Commercial:
Real estate	$806	$843
Land	2,738	2,748
Total commercial	3,544	3,591
Mortgage	1,512	1,044
Residential construction:
Land	43	—
Total residential construction	43	—
Home equity	38	43
Consumer and other	2	3
Nonaccruing troubled debt restructured loans (1)	224	227
Total nonaccrual loans	5,363	4,908

Foreclosed assets:
Commercial:
Real estate	522	646
Land	187	205
Total commercial	709	851
Mortgage	109	281
Residential construction:
Land	46	56
Total residential construction	46	56
Total foreclosed assets	864	1,188
Total nonperforming assets	$6,227	$6,096

Ratios:
Nonperforming loans to total loans	1.72%	1.65%
Nonperforming assets to total assets	1.16	1.16

(1)
At June 30, 2014, $144,000 of mortgage loans, $53,000 of commercial real estate loans, and $27,000 of commercial and industrial loans were classified as troubled debt restructured loans. At December 31, 2013, $146,000 of mortgage loans, $54,000 of commercial real estate loans, and $27,000 of commercial loans were classified as troubled debt restructured loans.

Total nonperforming loans were $5.4 million at June 30, 2014 compared to $4.9 million at December 31, 2013 primarily due to an increase in nonperforming mortgage loans. At June 30, 2014, our nonperforming loans to total loans ratio was 1.72% compared to 1.65% at December 31, 2013. The increase in nonperforming mortgage loans resulted from six loans being transferred to nonaccrual status during the first six months of 2014 totaling $614,000 which were partially offset by two mortgage loans being transferred to other real estate owned during the same period.

Total nonperforming assets were $6.2 million at June 30, 2014 compared to $6.1 million at December 31, 2013. Our nonperforming assets to total assets ratio was stable at 1.16% at June 30, 2014 and December 31, 2013 with the $455,000 increase in nonperforming loans offset by a $324,000 decrease in other real estate owned. During the first six months of 2014, two residential properties were transferred into other real estate owned with a recorded fair value of $64,000 at the date of transfer and five properties were sold resulting in proceeds of $289,000. Write-downs totaling $92,000 were recorded during the six months ended June 30, 2014 on other real estate owned properties.

Subsequent to June 30, 2014, we received a $980,000 partial paydown on a $3.1 million nonperforming commercial real estate and commercial land relationship and anticipate a further decrease over the third quarter of 2014 as we continue to exit this relationship.

Goodwill and Other Intangible Assets: Our goodwill totaled $8.4 million at June 30, 2014 and December 31, 2013. Accounting standards require goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. The most recent annual impairment review of our goodwill previously recorded was performed in February 2014 as of October 31, 2013. Based on this evaluation, management determined that the fair value of the reporting unit, which is defined as LaPorte Bancorp, Inc. as a whole, exceeded the book value of the goodwill, based on the opinion of an independent expert in valuations, such that the sales price per common share would exceed our book value per common share. Accordingly, no goodwill impairment was recognized during the first six months of 2014.

Our stock price has increased from the previous analysis and the Company continues to be profitable, therefore, management determined that an updated analysis from an independent third party as of the end of the second quarter of 2014 was not necessary. As our market price per common share is currently less than our tangible book value per common share, it is reasonably possible that management may conclude that goodwill is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

Deposits: Total deposits increased $10.2 million, or 2.9%, to $356.9 million at June 30, 2014 compared to $346.7 million at December 31, 2013 primarily due to increases in money market and savings deposits which were offset by decreases in certificates of deposit and IRA balances.

Money market deposits increased $10.0 million, or 15.8%, to $72.9 million at June 30, 2014 compared to $62.9 million at December 31, 2013, primarily due to increases totaling $9.0 million in two public fund accounts during the six months ended June 30, 2014. Savings deposits increased $2.5 million, or 4.1%, to $63.6 million at June 30, 2014 compared to $61.1 million at December 31, 2013. Non-interest bearing and interest bearing demand deposits increased $1.9 million, or 3.7%, and $1.6 million, or 2.9%, respectively, at June 30, 2014 when compared to December 31, 2013.

Certificates of deposit and IRA balances decreased $5.8 million, or 4.9%, to $112.0 million at June 30, 2014 compared to $117.8 million at December 31, 2013 due to a decrease in customer time deposits of $4.4 million and a decrease in brokered deposits of $1.4 million. Although management believes the interest rates offered on certificates of deposit have remained competitive, we have positioned our non-brokered deposits at or below the average rates offered in the market due to the pricing on alternative sources of funding.

Borrowed Funds: Total borrowed funds decreased $4.2 million, or 4.5%, to $90.1 million at June 30, 2014 compared to $94.3 million at December 31, 2013 due to a decrease of $2.4 million in overnight borrowings and a decrease of $1.8 million in Federal Home Loan Bank of Indianapolis (“FHLBI”) advances. Borrowed funds decreased primarily due to the $10.2 million increase in total deposits. The Bank has unsecured lines of credit at First Tennessee Bank totaling $15.0 million and Zions Bank totaling $9.0 million. During the six months ended June 30, 2014, the Company utilized both the First Tennessee Bank and Zions Bank lines with average balances totaling $90,000 and $829,000, respectively, at an average cost of 101 basis points and 39 basis points, respectively. The maximum amount borrowed on the First Tennessee Bank line and the Zions Bank line during the six months ended June 30, 2014 was $4.2 million and $9.0 million, respectively.

Total Shareholders’ Equity: Total shareholders’ equity increased $2.3 million, or 2.8%, to $82.5 million at June 30, 2014 compared to $80.2 million at December 31, 2013 primarily due to net income of $2.1 million and a $2.2 million increase in accumulated other comprehensive income as unrealized securities gains increased during the six months ended June 30, 2014. These increases were partially offset by dividends declared totaling $467,000 and repurchases of 164,800 shares of the Company’s common stock totaling $1.8 million in accordance with its repurchase plans during the six months ended June 30, 2014. During January 2014, the Company repurchased the final 14,800 shares authorized under its first repurchase plan announced in October 2013. During the six months ended June 30, 2014, the Company repurchased all 150,000 shares under its second plan announced in January 2014. During June 2014, at the completion of the second plan, the Board of Directors announced a third repurchase plan for up to 145,000 shares.

Comparison of Operating Results for Three Month Periods Ended June 30, 2014 and June 30, 2013

Net Income: Net income totaled $1.2 million, or $0.22 per diluted share, for the three months ended June 30, 2014 compared to $1.1 million, or $0.20 per diluted share, for the three months ended June 30, 2013. The increase in net income was primarily due to an increase in net interest income of $128,000, a decrease in provision for loan losses of $103,000, and a decrease in income tax expense of $118,000, which were partially offset by a decrease in noninterest income of $164,000 and an increase in noninterest expense of $120,000.

Net Interest Income: Net interest income increased $128,000, or 3.6%, to $3.7 million for the three months ended June 30, 2014 compared to $3.6 million for the same prior year period. The increase in net interest income was attributable to an $88,000, or 2.0%, increase in interest income on interest-earning assets and a $40,000, or 4.7%, decrease in interest expense on interest-bearing liabilities. Net interest margin decreased to 3.13% for the three months ended June 30, 2014 compared to 3.25% for the same prior year period. The decrease in the net interest margin was primarily due to a decrease in interest and fee income on loans which was partially offset by increases in interest and dividend income on investment securities and FHLB stock and decreases in interest expense on deposits.

Interest and Dividend Income: Interest income increased $88,000, or 2.0%, to $4.5 million for the three months ended June 30, 2014 compared to $4.4 million for the prior year period. During the second quarter of 2014, interest income on investment securities increased $103,000 primarily due to a 15.5% increase in the average outstanding balances, which was partially offset by a six basis point decrease in the average yield on these investments. Interest income on loans decreased $20,000 compared to the prior year period primarily due to a 30 basis point decrease in average yields earned on loans due to current lower market interest rates and lower fees earned on commercial, mortgage warehouse, and consumer loans during the second quarter of 2014. This decrease was partially offset by a 5.5%, or $14.9 million, increase in the average balance of loans outstanding from the prior year period.

Interest and fee income on mortgage warehouse loans were relatively stable at $1.3 million for the three months ended June 30, 2014 when compared to the prior year period. The average balance of mortgage warehouse loans increased $10.1 million, or 10.1%, for the three months ended June 30, 2014 when compared to the prior year period due to an increase in purchase activity combined with an increase in the number of mortgage warehouse lenders during the current quarter. Partially offsetting the increase in average balances was a 47 basis point decrease in the average yield earned on such loans during the second quarter of 2014 from the 2013 period due to lower current market interest rates as a result of greater competition for mortgage warehouse loans.

Interest and fee income on commercial real estate loans was also relatively stable at $1.2 million for the three months ended June 30, 2014 when compared to the prior year period. The average balance of these loans increased $4.3 million, or 5.7%, during the second quarter of 2014 from the 2013 period due to new loan originations since June 30, 2013. Partially offsetting the increase in average balances was a 31 basis point decrease in the average yield earned on these loans during the second quarter of 2014 from the 2013 period due to lower current market interest rates on new and renewed loans.

Interest and fee income on commercial construction loans increased $56,000, or 294.7%, for the three months ended June 30, 2014 compared to the same prior year period, primarily due to late fees received on a commercial construction loan relationship that was paid off during the second quarter of 2014.

Interest and fee income on commercial and industrial loans decreased $22,000, or 10.9%, for the three months ended June 30, 2014 compared to the same prior year period which was primarily related to a 43 basis point decrease in the average yield earned on these loans as loans were renewing at lower market interest rates than the prior year period.

Interest income from taxable securities increased $42,000, or 9.0%, for the three months ended June 30, 2014 compared to the same prior year period. The $13.1 million, or 12.6%, increase in the average outstanding balance during the 2014 period compared to the prior year period provided the increase in interest income, however the new investments and the cash flow derived from the existing portfolio were reinvested at lower interest rates resulting in a decrease in the average yield on these securities of six basis points for the 2014 time period.

Interest income from tax exempt securities increased $61,000, or 17.3%, for the three months ended June 30, 2014 compared to the same prior year period due to an increase in the average outstanding balance of $9.8 million, or 22.7%, and was partially offset by a decrease in the average yield of 15 basis points as tax exempt securities purchases have been at lower interest rates since the first quarter of 2013.

The following table sets forth the average balance sheet, average annualized yield and cost, and certain other information for the three months ended June 30, 2014 and 2013. All average balances are daily average balances. The annualized yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
	(Dollars in thousands)
Assets:
Loans (1)	$283,957	$3,521	4.96%	$269,061	$3,541	5.26%
Taxable securities	117,273	510	1.74	104,191	468	1.80
Tax exempt securities (2)	52,678	414	3.14	42,925	353	3.29
Federal Home Loan Bank of Indianapolis stock	4,375	41	3.75	3,817	33	3.46
Federal funds sold and other interest-earning deposits	13,719	19	0.55	19,201	22	0.46
Total interest earning assets	472,002	4,505	3.82	439,195	4,417	4.02
Non-interest earning assets	44,210			41,335
Total assets	$516,212			$480,530

Liabilities and equity:
Savings deposits	$64,536	9	0.06%	$58,658	8	0.05%
Money market accounts	67,706	63	0.37	61,755	62	0.40
Interest-bearing checking	54,219	30	0.22	53,719	36	0.27
CDs and IRAs	106,352	359	1.35	114,239	442	1.55
Total interest-bearing deposits	292,813	461	0.63	288,371	548	0.76
FHLB advances	77,784	302	1.55	46,240	231	2.00
Subordinated debentures	5,155	45	3.49	5,155	70	5.43
Short-term borrowings	1,395	2	0.57	520	1	0.77
Total borrowings	84,334	349	1.66	51,915	302	2.33
Total interest-bearing liabilities	377,147	810	0.86	340,286	850	1.00
Non-interest bearing deposits	52,368			49,972
Other liabilities	5,001			5,555
Total liabilities	434,516			395,813
Shareholders’ equity	81,696			84,717
Total liabilities & shareholders’ equity	$516,212			$480,530
Net interest income		$3,695			$3,567
Net interest rate spread			2.96%			3.02%
Net interest margin			3.13			3.25

(1) The average balance of loans includes loans held for sale and nonperforming loans, interest on which is recognized on a cash basis.
(2) No tax-equivalent yield adjustments have been made.

Interest Expense: Interest expense decreased $40,000, or 4.7%, to $810,000 for the three months ended June 30, 2014 compared to $850,000 for the same prior year period, primarily attributable to a decrease in the average cost of interest bearing liabilities of 14 basis points which was partially offset by an increase in the average outstanding balance of interest bearing liabilities of $36.9 million.

Interest expense on certificates of deposit and IRA time deposits decreased $83,000, or 18.8%, for the three months ended June 30, 2014 compared to the same prior year period, primarily due to a decrease in average outstanding balances of $7.9 million combined with a 20 basis point decrease in the average cost of these deposits. The Company has been able to shift a significant percentage of its deposit mix from fixed, higher cost certificates of deposit into lower cost money market, savings, and interest bearing checking accounts, which has assisted in lowering the Company’s average cost of funds. Interest expense on money market deposits was relatively stable at $63,000 for the three months ended June 30, 2014 compared to $62,000 for the same prior year period due to a decrease in the average cost of these deposits of three basis points which offset the increase of $6.0 million in the average outstanding balance of these accounts during the same period.

Interest expense on FHLBI advances increased $71,000, or 30.7%, to $302,000 for the three months ended June 30, 2014 compared to $231,000 for the same prior year period, attributable to an increase in the average outstanding balance of FHLBI advances of $31.5 million and partially offset by a decrease in the average cost of these borrowings of 45 basis points. As interest rates have remained low in the latter part of 2013 and early 2014, the Company utilized additional FHLBI borrowings at lower rates to fund increases in investment securities and loans, including mortgage warehouse loans, since the 2013 period.

In addition, interest expense on the Company’s subordinated debt decreased $25,000 during the three months ended June 30, 2014 compared to the same prior year period due to an interest rate swap maturing in March 2014 which reduced the average cost of the borrowings by 194 basis points to 3.49% for the second quarter of 2014 from 5.43% for the 2013 period. The average cost of these borrowings should remain at the lower cost in future periods.

Provision for Loan Losses: We recognize a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the portfolio, adverse situations that may affect our borrowers’ ability to repay, the estimated fair value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management determined that a provision for loan losses was not necessary for the three months ended June 30, 2014 compared to $103,000 for the same prior year period. The Company’s analysis of the allowance for loan losses for the second quarter of 2014 reflected continued improvement in asset quality metrics and various trends, including classified assets, charge-off ratios, delinquencies, and current economic conditions. Net charge-offs for the three months ended June 30, 2014 totaled $107,000, of which $96,000 related to amounts previously reserved, compared to $86,000 for the prior year period, of which none had been previously reserved.

Noninterest Income: Noninterest income decreased $164,000, or 18.2%, to $737,000 for the three months ended June 30, 2014 compared to $901,000 for the same prior year period. The primary reason for the decrease in noninterest income was due to a $147,000 decrease in net gains on sales of securities during the second quarter of 2014 compared to the prior year period. During the three months ended June 30, 2014, losses on other assets included a $30,000 write-down to fair market value less costs to sell the property that previously housed our Rolling Prairie branch which we have closed. Other income decreased $31,000 during the three months ended June 30, 2014 compared to the prior year period primarily due to lower wire transfer fee income related to mortgage warehouse lending as the number of loans funded decreased. These decreases were partially offset by a $32,000 increase in gain on mortgage banking activities as purchase activity increased during the second quarter of 2014 from the prior year period.

Noninterest Expense: Noninterest expense increased $120,000, or 4.2%, to $3.0 million for the three months ended June 30, 2014 compared to $2.9 million for the prior year period. The increase in noninterest expense was primarily due to an increase of $58,000 in salaries and wages expense, including an increase in payroll expense of $48,000 related to annual merit pay increases and open positions in the second quarter of 2013 that were filled prior to the end of 2013. Commission expense increased by $13,000 from the prior year period due to the increased dollar volume of mortgage originations during the second quarter of 2014 as volume increased related to purchase activity while refinance activity decreased. In addition, total deferred loan origination costs decreased $20,000 during the 2014 second quarter due to a lower number of loan originations compared to the 2013 second quarter. Advertising and printing costs also increased by $42,000 for the three months ended June 30, 2014 compared to the prior year period due to increased costs related to public relations, customer surveys, and the annual shareholder meeting. Collection and other real estate owned expenses increased $23,000 for the three months ended June 30, 2014 compared to the prior year period due to legal expenses associated with one large nonperforming loan combined with increased real estate taxes for other real estate owned properties.

Income Taxes: Income tax expense decreased $118,000, or 33.2%, to $237,000 for the three months ended June 30, 2014 from $355,000 for the same prior year period, primarily due to a decrease in income before taxes of $53,000, as well as a decrease in our effective tax rate. The effective tax rate for the three months ended June 30, 2014 was 16.3% compared to 23.6% for the same prior year period. The Company’s effective tax rate has been favorably impacted by its tax planning strategies including the captive insurance company which was formed in December 2013, the real estate investment trust company established in January 2013, and the impact of the increase in income from bank owned life insurance.

Comparison of Operating Results for Six Month Periods Ended June 30, 2014 and June 30, 2013

Net Income: Net income totaled $2.1 million, or $0.37 per diluted share, for the six months ended June 30, 2014 compared to $2.2 million, or $0.38 per diluted share, for the six months ended June 30, 2013. The slight decrease in net income was primarily due to a decrease in noninterest income of $549,000 and an increase in noninterest expense totaling $178,000 and was partially offset by a decrease of $106,000 in provision for loan losses for the six months ended June 30, 2014 compared to the same 2013 period.

Net Interest Income: Net interest income increased $44,000, or 0.6%, to $7.2 million for the six months ended June 30, 2014 compared to $7.1 million for the same prior year period. The increase in net interest income was primarily attributable to a $119,000, or 6.9%, decrease in interest expense on interest-bearing liabilities, which was partially offset by a $75,000 decrease in interest income on interest-earning assets. Net interest margin decreased 17 basis points to 3.09% for the six months ended June 30, 2014 from 3.26% during the prior year period due to a 26 basis point decrease in the average yield earned on interest-earning assets which was partially offset by a 15 basis point decrease in the average cost of interest-bearing liabilities from the prior year period.

Interest and Dividend Income: Interest and dividend income decreased $75,000, or 0.8%, to $8.8 million for the six months ended June 30, 2014 compared to $8.9 million for the prior year period. The average yield on interest earning assets decreased 26 basis points to 3.79% for the six months ended June 30, 2014 from 4.05% for the prior year period. These decreases were primarily related to decreases in the average yields earned on both loans and investment securities which were partially offset by a $29.1 million, or 20.8%, increase in the average balances of investment securities for the 2014 period.

Interest and fee income on mortgage warehouse loans decreased $335,000, or 12.6%, for the six months ended June 30, 2014 compared to the same prior year period which was primarily related to a 53 basis point decrease in the average yield earned on these loans due to lower current market interest rates as a result of greater competition for mortgage warehouse loans.

Interest and fee income on commercial and industrial loans decreased $73,000, or 17.7%, for the six months ended June 30, 2014 compared to the same prior year period which was primarily related to a 53 basis point decrease in the average yield earned on these loans as loans were renewing at lower market interest rates than the prior year period.

Partially offsetting the decrease in interest and fee income on loans was a $97,000 increase in interest and fee income related to commercial construction loans for the six months ended June 30, 2014 compared to the same prior year period. The increase was primarily related to late fees received on one loan relationship that was paid off in the second quarter of 2014 combined with a $1.3 million increase in the average balance of these loans in the 2014 period compared to the 2013 period.

In addition, interest and fee income related to commercial real estate loans increased $51,000 for the six months ended June 30, 2014 compared to the same prior year period. The increase was primarily due to a $4.2 million increase in the average balance of these loans and was partially offset by a 16 basis point decrease in the average yields on such loans during the 2014 period when compared to the 2013 period due to lower current market interest rates.

Interest income from taxable securities increased $118,000, or 12.7%, for the six months ended June 30, 2014 compared to the same prior year period. The $18.2 million, or 18.4%, increase in the average outstanding balance during the 2014 period compared to the prior year period provided the increase in interest income, however the new investments and the cash flow derived from the existing portfolio was reinvested at lower interest rates resulting in a decrease in the average yield of these securities of nine basis points for the 2014 time period.

Interest income from tax exempt securities increased $133,000, or 19.1%, for the six months ended June 30, 2014 compared to the same prior year period due to an increase in the average outstanding balance of $10.9 million, or 26.4%, and was partially offset by a decrease in the average yield of 19 basis points as tax exempt securities purchases have been at lower interest rates since the first quarter of 2013.

The following table sets forth the average balance sheet, average annualized yield and cost, and certain other information for the six months ended June 30, 2014 and 2013. All average balances are daily average balances. The annualized yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Six Months Ended June 30,
	2014			2013
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
	(Dollars in thousands)
Assets:
Loans (1)	$271,578	$6,771	4.99%	$271,663	$7,118	5.24%
Taxable securities	117,019	1,048	1.79	98,816	930	1.88
Tax exempt securities (2)	52,381	828	3.16	41,440	695	3.35
Federal Home Loan Bank of Indianapolis stock	4,375	93	4.25	3,817	67	3.51
Federal funds sold and other interest-earning deposits	18,567	42	0.45	21,876	47	0.43
Total interest earning assets	463,920	8,782	3.79	437,612	8,857	4.05
Non-interest earning assets	43,857			40,356
Total assets	$507,777			$477,968

Liabilities and equity:
Savings deposits	$63,618	18	0.06%	$58,007	16	0.06%
Money market accounts	67,592	125	0.37	62,792	129	0.41
Interest-bearing checking	54,001	59	0.22	53,324	75	0.28
CDs and IRAs	108,444	736	1.36	114,470	906	1.58
Total interest-bearing deposits	293,655	938	0.64	288,593	1,126	0.78
FHLB advances	70,163	555	1.58	43,383	458	2.11
Subordinated debentures	5,155	110	4.27	5,155	139	5.39
Short-term borrowings	920	2	0.43	278	1	0.72
Total borrowings	76,238	667	1.75	48,816	598	2.45
Total interest-bearing liabilities	369,893	1,605	0.87	337,409	1,724	1.02
Non-interest bearing deposits	51,241			50,422
Other liabilities	5,257			5,656
Total liabilities	426,391			393,487
Shareholders’ equity	81,386			84,481
Total liabilities & shareholders’ equity	$507,777			$477,968
Net interest income		$7,177			$7,133
Net interest rate spread			2.92%			3.03%
Net interest margin			3.09			3.26

(1) The average balance of loans includes loans held for sale and nonperforming loans, interest on which is recognized on a cash basis.
(2) No tax-equivalent yield adjustments have been made.

Interest Expense: Interest expense decreased $119,000, or 6.9%, to $1.6 million for the six months ended June 30, 2014 compared to $1.7 million for the same prior year period, primarily attributable to a decrease in the average cost of interest bearing liabilities of 15 basis points which was partially offset by a 9.6% increase in the average outstanding balance of interest bearing liabilities of $32.5 million.

Interest expense on certificates of deposit and IRA time deposits decreased $170,000, or 18.8%, for the six months ended June 30, 2014 compared to the same prior year period, primarily due to a decrease in average outstanding balances of $6.0 million combined with a 22 basis point decrease in the average cost of these deposits. The Company has been able to shift a significant percentage of its deposit mix from fixed, higher cost certificates of deposit into lower cost money market, savings, and interest bearing checking accounts, which assisted in lowering the Company’s average cost of funds.

Interest expense on FHLBI advances increased $97,000, or 21.2%, to $555,000 for the six months ended June 30, 2014 compared to $458,000 for the same prior year period, attributable to a 61.7% increase in the average outstanding balance of FHLBI advances of $26.8 million and partially offset by a decrease in the average cost of these borrowings of 53 basis points. As interest rates have remained low in the latter part of 2013 and early 2014, the Company utilized additional FHLBI borrowings at lower rates to fund increases in investment securities and loans, including mortgage warehouse loans, since the 2013 period.

In addition, interest expense on the Company’s subordinated debt decreased $29,000 during the six months ended June 30, 2014 compared to the same prior year period due to an interest rate swap maturing in March 2014 which reduced the average cost of the borrowings by 112 basis points to 4.27% for the 2014 period from 5.39% for the 2013 period.

Provision for Loan Losses: During the six months ended June 30, 2014, no provision for loan losses was recorded compared to $106,000 for the same prior year period. Net charge-offs for the six months ended June 30, 2014 totaled $144,000 compared to $177,000 for the prior year period. Of the total net charge-offs for 2014 period, $119,000 were previously reserved for prior to 2014.

Noninterest Income: Noninterest income decreased $549,000, or 30.4%, to $1.3 million for the six months ended June 30, 2014 from $1.8 million for the prior year period primarily due to a $390,000 decrease on net gains on the sales of securities as a result of fewer security sales in the current period as compared to the prior year period. Net gains on mortgage banking activities decreased $189,000 as higher mortgage interest rates during 2014 reduced mortgage purchase and refinance activity primarily during the first quarter of 2014 resulting in fewer mortgage loans sold in the current period as compared to the prior year period. Other income decreased $35,000 primarily due to lower wire transfer fee income related to mortgage warehouse lending as the number of loans funded decreased from the prior year period. Noninterest income for the six months ended June 30, 2014 was also impacted by a $30,000 write-down on the Rolling Prairie branch facility which was offset by a decrease in write-downs on other real estate owned when compared to the prior year period.

Noninterest Expense: Noninterest expense for the six months ended June 30, 2014 totaled $6.1 million, an increase of $178,000, or 3.0%, from $5.9 million for the prior year period. The increase was primarily related to a $164,000 increase in salaries and employee benefits due to higher payroll costs as certain open positions in the prior year period were filled in the latter part of 2013. In addition, total deferred loan origination costs decreased $83,000 during the first six months of 2014 due to a lower number of loan originations compared to the 2013 period. Advertising and printing costs also increased $24,000 during the first six months of 2014 due to increased public relations, customer surveys, marketing promotions, and printing costs.

Income Taxes: Income tax expense decreased $404,000, or 58.6%, to $285,000 for the six months ended June 30, 2014 from $689,000 for the same prior year period, primarily due to a decrease in income before taxes of $577,000, as well as a decrease in our effective tax rate. The effective tax rate for the six months ended June 30, 2014 was 12.1% compared to 23.5% for the same prior year period. The Company’s effective tax rate has been favorably impacted by its tax planning strategies including the captive insurance company which was formed in December 2013, the real estate investment trust company established in January 2013, and the impact of the increase in income from bank owned life insurance.

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

Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations, as well as access to FHLBI advances and other borrowings. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits.

Our liquid assets, defined as cash and due from financial institutions, interest earning time deposits in other financial institutions, and the market value of unpledged securities available-for-sale, totaled $130.6 million at June 30, 2014 and constituted 24.4% of total assets at that date, compared to $131.4 million, or 24.9%, of total assets at December 31, 2013.

The Company also maintains lines of credit with the FHLBI. The total of these lines of credit were $87.5 million at June 30, 2014, of which $85.0 million in FHLBI advances were outstanding, including $10.0 million in overnight borrowings. The Company has additional securities and certain approved real estate loans available to pledge as collateral in order to increase our lines of credit with the FHLBI. At June 30, 2014, we had $108.8 million in unpledged securities available-for-sale. The Company actively utilizes its borrowing capacity with the FHLBI to manage liquidity and to provide a funding alternative to time deposits, if the FHLBI’s rates and terms are more favorable. The advances from the FHLBI can have maturities from overnight to multiple years. At June 30, 2014, $35.0 million of these advances were due within one year and $50.0 million had maturities greater than a year. At June 30, 2014, $25.0 million of the FHLBI advances were variable-rate; of which $15.0 million are currently part of two interest rate swaps. One of the variable rate advances was in the amount of $10.0 million and was swapped for a fixed rate of 3.69% which will mature in July 2016. The other variable rate advance was in the amount of $5.0 million and is swapped for a fixed rate of 3.54% and will mature in September 2015. The remaining $60.0 million in FHLBI advances were at fixed rates.

The Company has an accommodation from First Tennessee Bank National Association (“FTN”) to borrow federal funds up to the amount of $15.0 million. This federal funds accommodation is not a confirmed line or loan, and FTN may cancel such accommodation at any time, in whole or in part, without cause or notice, in its sole discretion. At June 30, 2014, the Company did not have an outstanding balance on this line. For the three months ended June 30, 2014, the Company had average borrowings totaling $180,000 with a maximum balance during the period of $4.2 million.

The Company also has an agreement with Zions First National Bank (“Zions”) for an unsecured line of credit to borrow federal funds up to $9.0 million. This line of credit was established at the discretion of Zions and may be terminated at any time in its sole discretion. At June 30, 2014, the Company did not have an outstanding balance on this line. For the three months ended June 30, 2014, the Company had average borrowings totaling $1.2 million with a maximum balance during the period of $8.9 million.

Federal regulations establish guidelines for calculating “risk-adjusted” capital ratios and minimum ratio requirements. Under these regulations, banks are required to maintain a total risk-based capital ratio of 8.0% of risk-weighted assets and a Tier 1 risk-based capital ratio (primarily total shareholders’ equity less intangible assets) of at least 4.0% of risk-weighted assets. The Bank had total and Tier 1 risk-based capital ratios of 19.1% and 18.0%, respectively, at June 30, 2014, and was “well-capitalized” under the regulatory guidelines.

In addition, regulators have adopted a minimum leverage ratio standard for Tier 1 capital to average assets. The minimum ratio for top-rated institutions may be as low as 3%. However, regulatory agencies have stated that most institutions should maintain ratios at least 1 to 2 percentage points above the 3% minimum. As of June 30, 2014, the Bank’s leverage ratio was 13.0%. Capital levels for the Bank remain above the established regulatory capital requirements.

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

Quantitative Analysis
The table below sets forth, as of June 30, 2014, the estimated changes in the net interest margin and the economic value of equity that would result from the designated changes in the United States Treasury yield curve over a 12 month non-parallel ramp for The LaPorte Savings Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Changes in Interest Rates (basis points) (1)		Estimated Increase (Decrease) in NIM			Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets
	Estimated NIM (2)	Amount	Percent	Estimated EVE (3)	Amount	Percent	EVE Ratio (4)	Changes in Basis Points
(Dollars in thousands)
+300	$16,299	$419	2.64%	$72,840	$(16,984)	(18.91)%	14.43%	(2.48)%
+200	16,189	309	1.95	80,675	(9,149)	(10.19)	15.70	(1.21)
+100	16,036	156	0.98	86,606	(3,218)	(3.58)	16.58	(0.33)
0	15,880	—	—	89,824	—	—	16.91	—
-100	15,350	(530)	(3.34)	87,642	(2,182)	(2.43)	16.29	(0.62)

(1)	Assumes changes in interest rates over a 12 month non-parallel ramp.

(2)	NIM or Net Interest Margin measures The LaPorte Savings Bank’s exposure to net interest income due to changes in a forecast interest rate environment.

(3)	EVE or Economic Value of Equity at Risk measures The LaPorte Savings Bank’s exposure to equity due to changes in a forecast interest rate environment.

(4)	EVE Ratio represents Economic Value of Equity divided by the economic value of assets which should translate into built in stability for future earnings.
The table above indicates that at June 30, 2014, in the event of a 100 basis point decrease in interest rates over a 12 month non-parallel ramp, we would experience a 3.34% decrease in net interest income. In the event of a 100 basis point increase in interest rates over a 12 month non-parallel ramp, the net interest income would increase 0.98%.
The table above indicates that at June 30, 2014, in the event of a 100 basis point decrease in interest rates over a 12 month non-parallel ramp, we would experience a 2.43% decrease in economic value of equity. In the event of a 100 basis point increase in interest rates over a 12 month non-parallel ramp, the economic value would decrease 3.58% in economic value of equity.
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

As of June 30, 2014, there are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

As of June 30, 2014, there were no material changes to the “Risk Factors” disclosed in the Company’s Annual Report for the year ended December 31, 2013 on Form 10-K filed on March 18, 2014. However, the risks described in our 2013 Annual Report on Form 10-K are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table presents information related to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2014	—	$—	—	63,315
May 1-31, 2014	53,600	10.95	53,600	9,715
June 1-30, 2014	9,715	10.90	9,715	145,000
Total	63,315	10.94	63,315	145,000

(1)
On January 28, 2014, the Company publicly announced a second share repurchase program for an additional 150,000 shares. Prior to April 1, 2014, a total of 86,685 shares were repurchased under the second program. On June 4, 2014, the Company publicly announced a third share repurchase program for 145,000 shares. During the second quarter of 2014, there were no repurchases under the third program.

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

101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013, (ii) the Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2013, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the six months ended June 30, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013, and (vi) the notes to the Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaPorte Bancorp, Inc.

Date:	August 13, 2014	/s/ Lee A. Brady
Lee A. Brady,
Chief Executive Officer

Date:	August 13, 2014	/s/ Michele M. Thompson
Michele M. Thompson,
President and Chief Financial Officer