Form 10-Q
period 2014-09-30
LaPorte Bancorp, Inc.
filed 2014-11-13
CIK 1549276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
YES  ☐    NO  ☒
Number of shares of common stock outstanding at November 12, 2014: 5,726,844

LAPORTE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Dollars in thousands, except share data)
	(Unaudited)
ASSETS
Cash and due from financial institutions	$6,811	$18,219
Interest-earning time deposits in other financial institutions	6,385	6,642
Securities available-for-sale	157,831	164,272
Federal Home Loan Bank stock, at cost (restricted)	4,275	4,375
Loans held for sale, at fair value	2,509	1,118
Loans, net of allowance for loan losses of $3,746 at September 30, 2014 and $3,905 at December 31, 2013	295,694	293,285
Mortgage servicing rights	363	368
Other real estate owned	318	1,188
Premises and equipment, net	9,153	9,464
Goodwill	8,431	8,431
Other intangible assets	220	274
Bank owned life insurance	14,499	13,677
Accrued interest receivable and other assets	4,108	5,568
Total assets	$510,597	$526,881

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$53,941	$51,017
Interest bearing	289,113	295,684
Total deposits	343,054	346,701
Federal Home Loan Bank advances	75,000	86,777
Subordinated debentures	5,155	5,155
Short-term borrowings	—	2,415
Accrued interest payable and other liabilities	5,230	5,584
Total liabilities	428,439	446,632
Commitments and contingencies
Shareholders’ equity
Preferred stock, no par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized at September 30, 2014 and December 31, 2013; 5,618,881 and 5,924,209 shares issued and outstanding at September 30, 2014 and December 31, 2013	56	59
Additional paid-in capital	41,332	44,495
Retained earnings	43,482	40,771
Accumulated other comprehensive income (loss), net of tax expense of $201 at September 30, 2014 and a tax benefit of $947 at December 31, 2013	391	(1,838)
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,103)	(3,238)
Total shareholders’ equity	82,158	80,249
Total liabilities and shareholders’ equity	$510,597	$526,881

See accompanying condensed notes to consolidated financial statements (unaudited).

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$3,721	$3,374	$10,492	$10,492
Taxable securities	452	489	1,500	1,419
Tax exempt securities	411	364	1,239	1,059
Federal Home Loan Bank stock	39	33	132	100
Other interest income	21	22	63	69
Total interest and dividend income	4,644	4,282	13,426	13,139
Interest expense:
Deposits	433	532	1,371	1,658
Federal Home Loan Bank advances	307	251	862	709
Subordinated debentures	42	71	152	210
Short-term borrowings	1	1	3	2
Total interest expense	783	855	2,388	2,579
Net interest income	3,861	3,427	11,038	10,560
Provision for loan losses	—	100	—	206
Net interest income after provision for loan losses	3,861	3,327	11,038	10,354
Noninterest income:
Service charges on deposit accounts	102	116	313	324
ATM and debit card fees	111	114	325	325
Earnings on bank owned life insurance, net	109	111	322	307
Net gains on mortgage banking activities	204	111	558	654
Loan servicing fees, net	37	28	93	72
Net gains on the sale of securities	8	55	108	545
Losses on other assets	(17)	(16)	(101)	(130)
Other income	133	116	327	345
Total noninterest income	687	635	1,945	2,442
Noninterest expense:
Salaries and employee benefits	1,814	1,688	5,297	5,007
Occupancy and equipment	407	437	1,312	1,326
Data processing	125	147	408	463
Advertising	65	64	234	209
Bank examination fees	41	108	201	309
Amortization of intangible assets	18	21	54	68
FDIC insurance	76	74	236	228
Collection and other real estate owned	52	40	179	156
Other expenses	324	316	1,087	1,037
Total noninterest expense	2,922	2,895	9,008	8,803
Income before income taxes	1,626	1,067	3,975	3,993
Income tax expense	285	199	570	888
Net income	$1,341	$868	$3,405	$3,105

Earnings per share (Note 3):
Basic	$0.25	$0.15	$0.63	$0.54
Diluted	0.25	0.15	0.62	0.53
See accompanying condensed notes to consolidated financial statements (unaudited).

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Net income	$1,341	$868	$3,405	$3,105
Other comprehensive income (loss):
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(124)	(456)	3,016	(5,252)
Reclassification adjustment for net gains included in net income	(8)	(55)	(108)	(545)
Gross unrealized gains (losses)	(132)	(511)	2,908	(5,797)
Related income tax (expense) benefit	46	173	(988)	1,971
Net unrealized gains (losses)	(86)	(338)	1,920	(3,826)
Unrealized gains on cash flow hedges:
Gross unrealized gains	135	134	469	615
Related income tax expense	(47)	(46)	(160)	(210)
Net unrealized gains	88	88	309	405
Total other comprehensive income (loss)	2	(250)	2,229	(3,421)
Comprehensive income (loss)	$1,343	$618	$5,634	$(316)

See accompanying condensed notes to consolidated financial statements (unaudited).

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Unearned ESOP Shares	Total
	(Dollars in thousands, except per share data)
Balance at January 1, 2013	$62	$47,302	$37,745	$2,364	$(3,418)	$84,055
Net income	—	—	3,105	—	—	3,105
Other comprehensive loss	—	—	—	(3,421)	—	(3,421)
Cash dividends on common stock, $0.12 per share	—	—	(745)	—	—	(745)
ESOP shares earned, 16,864 shares	—	34	—	—	135	169
Exercise of stock options, 8,944 shares	—	57	—	—	—	57
Stock based compensation expense	—	181	—	—	—	181
Balance at September 30, 2013	$62	$47,574	$40,105	$(1,057)	$(3,283)	$83,401

Balance at January 1, 2014	$59	$44,495	$40,771	$(1,838)	$(3,238)	$80,249
Net income	—	—	3,405	—	—	3,405
Other comprehensive income	—	—	—	2,229	—	2,229
Cash dividends on common stock, $0.12 per share	—	—	(694)	—	—	(694)
Repurchase of common stock	(3)	(3,427)	—	—	—	(3,430)
ESOP shares earned, 16,864 shares	—	50	—	—	135	185
Exercise of stock options, 4,472 shares	—	28	—	—	—	28
Stock based compensation expense	—	186	—	—	—	186
Balance at September 30, 2014	$56	$41,332	$43,482	$391	$(3,103)	$82,158

See accompanying condensed notes to consolidated financial statements (unaudited).

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$3,405	$3,105
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	411	426
Provision for loan losses	—	206
Net gains on securities available-for-sale	(108)	(545)
Net amortization on securities available-for-sale	739	861
Net gains on sales of loans	(535)	(568)
Originations of loans held for sale	(15,695)	(23,957)
Proceeds from sales of loans held for sale	14,839	25,272
Recognition of mortgage servicing rights	(23)	(86)
Amortization of mortgage servicing rights	47	104
Net change in loan servicing rights valuation allowance	(19)	(47)
Net losses on sales of other real estate owned	9	10
Write downs of other real estate owned and assets held for sale	138	119
Earnings on bank owned life insurance, net	(322)	(307)
Amortization of intangible assets	54	68
ESOP compensation expense	185	169
Stock based compensation expense	186	181
Change in assets and liabilities:
Accrued interest receivable and other assets	312	33
Accrued interest payable and other liabilities	115	295
Net cash provided by operating activities	3,738	5,339
Cash flows from investing activities:
Net changes in interest-earning time deposits at other financial institutions	257	(490)
Proceeds from sales of securities available-for-sale	17,805	17,824
Proceeds from maturities, calls, and principal repayments of securities available-for-sale	15,022	12,902
Purchases of securities available-for-sale	(24,109)	(78,927)
Net change in loans	(2,473)	37,732
Proceeds from sales of other real estate owned	817	1,301
Proceeds from redemption of FHLB stock	100	—
Purchase of bank owned life insurance	(500)	(2,000)
Premises and equipment expenditures, net	(130)	(364)
Net cash provided by (utilized for) investing activities	6,789	(12,022)
Cash flows from financing activities:
Net change in deposits	(3,647)	(13,523)
Proceeds from FHLB long-term advances	15,000	15,000
Repayment of FHLB long-term advances	—	(5,021)
Net change in FHLB short-term advances	(26,777)	11,002
Net change in short-term borrowings	(2,415)	400
Stock options exercised	28	57
Dividends paid on common stock	(694)	(745)
Repurchase of common stock	(3,430)	—
Net cash provided by (utilized for) financing activities	(21,935)	7,170
Net (decrease) increase in cash and cash equivalents	(11,408)	487
Cash and cash equivalents at beginning of period	18,219	6,857
Cash and cash equivalents at end of period	$6,811	$7,344
(continued)

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
	(Dollars in thousands)
Supplemental cash flow information:
Cash paid during the period for:
Interest	$2,389	$2,583
Income taxes	350	910
Supplemental noncash disclosures:
Transfers from loans receivable to other real estate owned	$64	$2,145

See accompanying condensed notes to consolidated financial statements (unaudited).

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION

The unaudited consolidated financial statements included herein include the accounts of LaPorte Bancorp, Inc., a Maryland corporation (the “Bancorp”), its wholly owned subsidiaries, LSB Risk Management LLC, The LaPorte Savings Bank (the “Bank”), the Bank’s wholly-owned subsidiary, LSB Investments, Inc., (“LSB Inc.”) and LSB Inc.’s wholly-owned subsidiary, LSB Real Estate, Inc., (“LSB REIT”), together referred to as the “Company.” The Bancorp was formed in June 2012. LSB Risk Management LLC was formed on December 27, 2013 as a captive insurance company. LSB Inc. was formed on October 1, 2011 to manage a portion of the Bank’s investment portfolio. LSB REIT was formed on January 1, 2013 to invest in assets secured by residential or commercial real estate properties originated by the Bank. Intercompany transactions and balances are eliminated in consolidation.

The unaudited consolidated financial statements included herein have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial statements and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited consolidated financial statements contain all material adjustments (consisting of normal recurring accruals) and disclosures which are necessary to make the financial statements not misleading and for a fair presentation of the financial position and results of operations for the interim periods presented herein.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements included in the Form 10-K Annual Report of the Company for the fiscal year ended December 31, 2013. The results for the three and nine month periods ended September 30, 2014 may not indicate the results to be expected for any other interim period or for the full year ending December 31, 2014.

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

In August 2014, the FASB issued ASU No. 2014-14 “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” This ASU requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 is effective for interim and annual periods beginning after December 15, 2014. The amendments can be applied using either a prospective transition method or a modified retrospective transition method. Adopting this standard is not expected to have a significant impact on the Company’s financial condition or results of operations.

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

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The factors used in the earnings per common share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands, except per share data)
Basic:
Net income	$1,341	$868	$3,405	$3,105

Weighted average common shares outstanding	5,691,156	6,208,293	5,788,327	6,206,275
Less: Average unallocated ESOP shares	(390,692)	(413,179)	(396,313)	(418,800)
Average shares	5,300,464	5,795,114	5,392,014	5,787,475

Basic earnings per common share	$0.25	$0.15	$0.63	$0.54

Diluted:
Net income	$1,341	$868	$3,405	$3,105

Weighted average common shares outstanding for basic earnings per common share	5,300,464	5,795,114	5,392,014	5,787,475
Add: Diluted effects of assumed exercises of stock options	86,333	71,626	83,891	61,858
Average shares and dilutive potential common shares	5,386,797	5,866,740	5,475,905	5,849,333

Diluted earnings per common share	$0.25	$0.15	$0.62	$0.53

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. federal agency obligations	$6,950	$16	$(101)	$6,865
State and municipal	54,351	2,679	(113)	56,917
Mortgage-backed securities – residential	28,115	166	(156)	28,125
Government agency sponsored collateralized mortgage obligations	65,611	272	(1,419)	64,464
Corporate debt securities	1,500	—	(40)	1,460
Total	$156,527	$3,133	$(1,829)	$157,831

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

At September 30, 2014 and December 31, 2013, all of our mortgage-backed securities were issued by U.S. government-sponsored enterprises and all of our collateralized mortgage obligations were issued by either U.S. government-sponsored enterprises or the U.S. Small Business Administration.

Securities with unrealized losses at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	September 30, 2014
	Continuing Unrealized Loss For Less Than 12 Months		Continuing Unrealized Loss For 12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. federal agency obligations	$1,791	$(9)	$2,908	$(92)	$4,699	$(101)
State and municipal	2,194	(4)	7,054	(109)	9,248	(113)
Mortgage-backed securities – residential	9,063	(41)	6,629	(115)	15,692	(156)
Government agency sponsored collateralized mortgage obligations	12,853	(196)	30,938	(1,223)	43,791	(1,419)
Corporate debt securities	960	(40)	—	—	960	(40)
Total temporarily impaired	$26,861	$(290)	$47,529	$(1,539)	$74,390	$(1,829)

	December 31, 2013
	Continuing Unrealized Loss For Less Than 12 Months		Continuing Unrealized Loss For 12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. federal agency obligations	$2,858	$(142)	$—	$—	$2,858	$(142)
State and municipal	17,352	(558)	1,524	(116)	18,876	(674)
Mortgage-backed securities – residential	22,432	(366)	—	—	22,432	(366)
Government agency sponsored collateralized mortgage obligations	46,555	(2,023)	6,708	(357)	53,263	(2,380)
Total temporarily impaired	$89,197	$(3,089)	$8,232	$(473)	$97,429	$(3,562)

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2014, the Company held 89 investments in debt securities totaling $74.4 million, or 47.1% of its total debt securities, in an unrealized loss position, of which 28 were in an unrealized loss position for less than twelve months and 61 were in an unrealized loss position for more than twelve months. At December 31, 2013, the Company held 122 investments in debt securities totaling $97.4 million, or 59.3% of its total debt securities, in an unrealized loss position, of which 110 were in an unrealized loss position for less than twelve months and 12 were in an unrealized loss position for more than twelve months.

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

Sales of securities available-for-sale for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Proceeds	$6,694	$1,055	$17,805	$17,824
Gross gains	29	55	167	545
Gross losses	(21)	—	(59)	—

The amortized cost and fair value of debt securities at September 30, 2014 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations (“CMO”), are shown separately.

	September 30, 2014
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$1,002	$1,003
Due from more than one to five years	15,124	15,358
Due from more than five to ten years	33,797	34,909
Due after ten years	12,878	13,972
Subtotal	62,801	65,242
Mortgage-backed securities and government agency sponsored collateralized mortgage obligations	93,726	92,589
Total	$156,527	$157,831

Securities pledged at September 30, 2014 and December 31, 2013 had a carrying amount of approximately $46.1 million and $57.7 million, respectively, and were pledged to secure Federal Home Loan Bank (“FHLB”) advances, short-term borrowings through the Federal Reserve Discount Window, and cash flow hedges.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – LOANS

Loans at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Commercial	$121,422	$128,922
Mortgage	37,960	35,438
Mortgage warehouse	121,827	115,443
Residential construction	1,128	792
Home equity	12,327	11,397
Consumer and other	4,493	4,920
Subtotal	299,157	296,912
Less: Net deferred loan costs	283	278
Allowance for loan losses	(3,746)	(3,905)
Loans, net	$295,694	$293,285

As of September 30, 2014 and 2013, the Bank’s mortgage warehouse division had repurchase agreements with 27 and 16 mortgage companies, respectively. The following table identifies the activity and related interest and fee income attributable to the mortgage warehouse division for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Mortgage Warehouse:
Originations	$612,514	$529,659	$1,543,207	$1,737,881
Sold Loans	622,590	528,328	1,536,438	1,766,341
Interest income	1,307	1,063	3,342	3,350
Warehouse fees	201	153	488	522
Wire transfer fees	64	55	156	187

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30, 2014
	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,502	$507	$581	$2	$107	$62	$—	$3,761
Charge-offs	—	—	—	—	(12)	(7)	—	(19)
Recoveries	—	—	—	—	—	4	—	4
Provision	(96)	105	13	—	(17)	(5)	—	—
Ending balance	$2,406	$612	$594	$2	$78	$54	$—	$3,746

	Three Months Ended September 30, 2013
	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$3,161	$400	$470	$2	$119	$85	$—	$4,237
Charge-offs	—	(106)	—	—	—	(9)	—	(115)
Recoveries	—	—	—	—	—	5	—	5
Provision	34	96	(29)	(1)	(5)	5	—	100
Ending balance	$3,195	$390	$441	$1	$114	$86	$—	$4,227

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30, 2014
	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,725	$458	$508	$—	$111	$83	$20	$3,905
Charge-offs	—	(144)	—	—	(12)	(21)	—	(177)
Recoveries	—	—	—	—	5	13	—	18
Provision	(319)	298	86	2	(26)	(21)	(20)	—
Ending balance	$2,406	$612	$594	$2	$78	$54	$—	$3,746

	Nine Months Ended September 30, 2013
	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$3,131	$401	$601	$2	$130	$43	$—	$4,308
Charge-offs	(103)	(174)	—	—	(22)	(19)	—	(318)
Recoveries	—	19	—	—	—	12	—	31
Provision	167	144	(160)	(1)	6	50	—	206
Ending balance	$3,195	$390	$441	$1	$114	$86	$—	$4,227

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2014:

	September 30, 2014
	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$800	$79	$—	$—	$2	$—	$—	$881
Collectively evaluated for impairment	1,606	533	594	2	76	54	—	2,865
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total ending allowance	$2,406	$612	$594	$2	$78	$54	$—	$3,746

Loans:
Individually evaluated for impairment	$9,243	$2,218	$—	$—	$9	$—	$—	$11,470
Collectively evaluated for impairment	111,550	35,627	121,827	1,128	12,318	4,493	—	286,943
Acquired with deteriorated credit quality	629	115	—	—	—	—	—	744
Total ending loan balance	$121,422	$37,960	$121,827	$1,128	$12,327	$4,493	$—	$299,157

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2013:

	December 31, 2013
	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$792	$135	$—	$—	$32	$—	$—	$959
Collectively evaluated for impairment	1,933	323	508	—	79	83	20	2,946
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total ending allowance	$2,725	$458	$508	$—	$111	$83	$20	$3,905

Loans:
Individually evaluated for impairment	$9,930	$1,472	$—	$—	$43	$—	$—	$11,445
Collectively evaluated for impairment	118,324	33,842	115,443	792	11,354	4,920	—	284,675
Acquired with deteriorated credit quality	668	124	—	—	—	—	—	792
Total ending loan balance	$128,922	$35,438	$115,443	$792	$11,397	$4,920	$—	$296,912

The following table presents information related to impaired loans by class of loans as of September 30, 2014:

	September 30, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial:
Real estate	$2,993	$2,993	$—
Five or more family	3,715	3,715	—
Land	208	194	—
Mortgage	1,539	1,453	—
Home equity	2	1	—
Subtotal	8,457	8,356	—
With an allowance recorded:
Commercial:
Real estate	864	823	328
Land	2,725	1,518	472
Mortgage	854	765	79
Home equity	8	8	2
Subtotal	4,451	3,114	881
Total	$12,908	$11,470	$881

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents information related to impaired loans by class of loans as of December 31, 2013:

	December 31, 2013
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial:
Real estate	$2,832	$2,832	$—
Five or more family	3,508	3,508	—
Land	201	200	—
Mortgage	769	770	—
Home equity	11	11	—
Subtotal	7,321	7,321	—
With an allowance recorded:
Commercial:
Real estate	843	843	275
Land	2,547	2,547	517
Mortgage	702	702	135
Home equity	32	32	32
Subtotal	4,124	4,124	959
Total	$11,445	$11,445	$959

The following table presents loans individually evaluated for impairment by class of loans for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial:
Real estate	$3,015	$47	$137	$2
Five or more family	3,722	62	—	—
Land	196	—	135	—
Mortgage	1,431	1	694	—
Residential construction - land	8	—	—	—
Home equity	2	—	37	—
Subtotal	8,374	110	1,003	2
With an allowance recorded:
Commercial:
Real estate	827	—	1,382	—
Land	1,549	—	2,688	—
Mortgage	722	5	1,077	—
Home equity	23	—	—	—
Subtotal	3,121	5	5,147	—
Total	$11,495	$115	$6,150	$2

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents loans individually evaluated for impairment by class of loans for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014		2013
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial:
Real estate	$2,873	$127	$908	$6
Five or more family	3,657	172	—	—
Land	199	—	184	—
Mortgage	1,448	9	1,049	—
Residential construction - land	17	—	—	—
Home equity	8	—	32	—
Subtotal	8,202	308	2,173	6
With an allowance recorded:
Commercial:
Real estate	818	—	1,200	—
Land	2,221	—	2,723	—
Mortgage	388	5	900	—
Home equity	26	—	9	—
Subtotal	3,453	5	4,832	—
Total	$11,655	$313	$7,005	$6

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of September 30, 2014 and December 31, 2013:

	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Commercial:
Commercial and industrial	$27	$27	$—	$—
Real estate	909	897	—	—
Land	1,712	2,748	—	—
Mortgage	1,943	1,190	—	—
Home equity	9	43	—	—
Consumer and other	1	3	—	—
Total	$4,601	$4,908	$—	$—

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2014 by class of loans:

	September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$—	$27	$27	$18,094	$18,121
Real estate	91	100	850	1,041	76,752	77,793
Five or more family	—	—	—	—	16,634	16,634
Construction	—	—	—	—	2,055	2,055
Land	—	—	1,326	1,326	5,493	6,819
Mortgage	—	523	797	1,320	36,640	37,960
Mortgage warehouse	—	—	—	—	121,827	121,827
Residential construction:
Construction	—	—	—	—	933	933
Land	—	—	—	—	195	195
Home equity	—	—	9	9	12,318	12,327
Consumer and other	4	—	1	5	4,488	4,493
Total	$95	$623	$3,010	$3,728	$295,429	$299,157

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 by class of loans:

	December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$2	$—	$—	$2	$17,638	$17,640
Real estate	2,377	—	874	3,251	80,531	83,782
Five or more family	76	—	—	76	15,326	15,402
Construction	—	—	—	—	3,949	3,949
Land	—	—	2,317	2,317	5,832	8,149
Mortgage	640	7	1,161	1,808	33,630	35,438
Mortgage warehouse	—	—	—	—	115,443	115,443
Residential construction:
Construction	—	—	—	—	503	503
Land	—	—	—	—	289	289
Home equity	4	—	12	16	11,381	11,397
Consumer and other	176	—	3	179	4,741	4,920
Total	$3,275	$7	$4,367	$7,649	$289,263	$296,912

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Troubled Debt Restructurings

A loan modification is considered a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the Company grants a concession it would not otherwise consider but for the borrower’s financial difficulties. The following table presents the Company’s TDRs as of the dates indicated:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
TDRs:
Performing in accordance with modified repayment terms	$5,927	$1,917
Nonperforming	770	227
	$6,697	$2,144

Specific reserve	$11	$61

TDRs previously disclosed resulted in no charge-offs during the three and nine months ended September 30, 2014 and 2013. The Company has not committed to lend additional amounts as of September 30, 2014 and December 31, 2013 to customers with outstanding TDR loans.

The following tables present loans by class modified as TDRs that occurred during the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended September 30,
	2014			2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial:
Real Estate	1	$226	$226	1	$974	$974
Mortgage	4	514	673	2	43	89
Total	5	$740	$899	3	$1,017	$1,063

	Nine Months Ended September 30,
	2014			2013
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial:
Real Estate	3	$3,025	$3,025	1	$974	$974
Five or more family	1	3,507	3,750	—	—	—
Mortgage	4	514	673	2	43	89
Total	8	$7,046	$7,448	3	$1,017	$1,063

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were no TDRs that defaulted within twelve months following the modification during the three and nine months ended September 30, 2014 and 2013.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass-rated loans. The Bank monitors credit quality on loans not rated through the loan’s individual payment performance. As of September 30, 2014, the most recent analysis performed, the risk category of loans by class was as follows:

	September 30, 2014
	Not Rated	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial:
Commercial and industrial	$181	$17,694	$234	$12	$—
Real estate	67	67,405	5,045	5,253	23
Five or more family	179	12,740	—	3,715	—
Construction	—	2,055	—	—	—
Land	42	4,962	103	1,712	—
Mortgage	32,546	2,531	496	2,387	—
Mortgage warehouse	121,827	—	—	—	—
Residential construction:
Construction	933	—	—	—	—
Land	195	—	—	—	—
Home equity	12,131	110	75	11	—
Consumer and other	3,857	636	—	—	—
Total	$171,958	$108,133	$5,953	$13,090	$23

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

Purchased Loans

The Company purchased loans during 2007, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The outstanding balance and carrying amount of those loans was as follows:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Commercial:
Commercial and industrial	$27	$27
Real estate	631	670
Mortgage	115	123
Outstanding balance	$773	$820
Carrying amount, net of allowance of $0	$744	$792

Accretable yield, or income expected to be collected, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Beginning balance	$45	$100	$73	$128
Reclassification from non-accretable yield	—	1	—	2
Accretion of income	(13)	(14)	(41)	(43)
Ending balance	$32	$87	$32	$87

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
The President and Chief Financial Officer (“President/CFO”), Senior Vice President – Chief Accounting Officer (“SVP – CAO”), and Executive Vice President – Credit (“EVP – Credit”) are responsible for determining the valuation processes and procedures for the fair value measurement of impaired loans and other real estate owned properties. The President/CFO, SVP – CAO, and EVP – Credit review impaired loans and other real estate owned properties on a quarterly basis to determine the accuracy of third-

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

party appraisals, auction values, values derived from trade publications and any additional data received from the borrower, and the appropriateness of unobservable inputs, generally discounts due to collection issues and current market conditions which are utilized in determining the fair value. The EVP – Credit determines discounts based on the valuation source and asset type for impaired loans. These discounts are reviewed periodically, annually at a minimum, for appropriateness. Current trends in market values and gains and losses on sales of similar assets are also considered when determining discounts of asset categories.

The table below presents the valuation methodology and unobservable inputs for impaired loans and other real estate owned at September 30, 2014.

	September 30, 2014
	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average of Inputs
Impaired loans:
Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	20-65%	28%
Land	Appraisals	Discounts for changes in market conditions	10-20%	18%
Mortgage	Appraisals	Discounts for changes in market conditions	0-20%	10%
Home equity	Appraisals	Discounts for changes in market conditions	10%	10%
Other real estate owned, net:
Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	29%	29%
Land	Appraisals	Discounts for changes in market conditions	32-39%	35%
Mortgage	Appraisals	Discounts for changes in market conditions	34%	34%
The table below presents the valuation methodology and unobservable inputs for impaired loans and other real estate owned at December 31, 2013.

	December 31, 2013
	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average of Inputs
Impaired loans:
Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	10-65%	21%
Land	Appraisals	Discounts for changes in market conditions	0-10%	8%
Mortgage	Appraisals	Discounts for changes in market conditions	0-20%	10%
Other real estate owned, net:
Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	6-100%	39%
Land	Appraisals	Discounts for changes in market conditions	25-26%	26%
Mortgage	Appraisals	Discounts for changes in market conditions	19-45%	26%

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

Fair value at September 30, 2014 was determined using a discount rate of 10.0%; prepayment speeds ranging from 7.0% to 22.7%, depending on the stratification of the specific right; and a weighted average default rate of approximately 0.5%. Fair value at December 31, 2013 was determined using a discount rate of 10.0%; prepayment speeds ranging from 6.5% to 23.0%, depending on the stratification of the specific right; and a weighted average default rate of approximately 0.5%.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized in the following tables:

		September 30, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial Assets:
Investment securities available-for-sale:
U.S. federal agency obligations	$6,865	$—	$6,865	$—
State and municipal	56,917	—	56,917	—
Mortgage-backed securities - residential	28,125	—	28,125	—
Government agency sponsored collateralized mortgage obligations	64,464	—	64,464	—
Corporate debt securities	1,460	—	1,460	—
Total investment securities available-for-sale	$157,831	$—	$157,831	$—
Loans held for sale	$2,509	$—	$2,509	$—
Derivatives – residential mortgage loan commitments	$76	$—	$76	$—
Financial Liabilities:
Derivatives – interest rate swaps	$(712)	$—	$(712)	$—

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		December 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial Assets:
Investment securities available-for-sale:
U.S. federal agency obligations	$6,150	$—	$6,150	$—
State and municipal	55,723	—	55,723	—
Mortgage-backed securities - residential	27,938	—	27,938	—
Government agency sponsored collateralized mortgage obligations	72,311	—	72,311	—
Corporate debt securities	2,150	—	2,150	—
Total investment securities available-for-sale	$164,272	$—	$164,272	$—
Loans held for sale	$1,118	$—	$1,118	$—
Derivatives – residential mortgage loan commitments	$45	$—	$45	$—
Financial Liabilities:
Derivatives – interest rate swaps	$(1,181)	$—	$(1,181)	$—

There were no transfers between Level 1, Level 2, and Level 3 during the periods indicated above.

The difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale was:

	September 30, 2014			December 31, 2013
	Aggregate Fair Value	Difference	Contractual Principal	Aggregate Fair Value	Difference	Contractual Principal
	(Dollars in thousands)
Loans held for sale	$2,509	$70	$2,439	$1,118	$30	$1,088

For items for which the fair value option has been elected, interest income is recorded within the consolidated statements of income and comprehensive income (loss) based on the contractual amount of interest income earned on financial assets (none were delinquent or in nonaccrual status).
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three and nine months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Assets:
Loans held for sale
Other gains (losses)	$(38)	$(44)	$40	$(26)
Interest income	9	4	22	13
Interest expense	—	—	—	—
Total changes in fair values included in current period earnings	$(29)	$(40)	$62	$(13)

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets measured at fair value on a non-recurring basis are summarized below:

		September 30, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans:
Commercial:
Real estate	$495	$—	$—	$495
Land	1,046	—	—	1,046
Mortgage	686	—	—	686
Home equity	6	—	—	6
Other real estate owned, net:
Commercial:
Real estate	74	—	—	74
Land	187	—	—	187
Mortgage	11	—	—	11
Residential construction - land	46	—	—	46
Mortgage servicing rights	166	—	166	—

		December 31, 2013
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans:
Commercial:
Real estate	$568	$—	$—	$568
Land	2,030	—	—	2,030
Mortgage	567	—	—	567
Other real estate owned, net:
Commercial:
Real estate	646	—	—	646
Land	205	—	—	205
Mortgage	91	—	—	91
Residential construction - land	56	—	—	56
Mortgage servicing rights	190	—	190	—

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $3.1 million, with a valuation allowance of $881,000 at September 30, 2014, resulting in a reversal of provision for loan losses of $23,000 for the three months ended September 30, 2014 and an additional provision for loan losses of $66,000 for the nine months ended September 30, 2014. At September 30, 2013, impaired loans had a carrying amount of $5.1 million, with a valuation allowance of $1.7 million, resulting in an additional provision for loan losses of $138,000 and $511,000 for the three and nine months ended September 30, 2013, respectively.

Other real estate owned, which is measured at the lower of cost or fair value less costs to sell, had a net carrying amount of $318,000 at September 30, 2014, which resulted in write-downs of $17,000 and $108,000 for the three and nine months ended September 30, 2014, respectively. At September 30, 2013, other real estate owned had a net carrying amount of $611,000, which resulted in write-downs of $10,000 and $119,000 for the three and nine months ended September 30, 2013, respectively.

Mortgage servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $166,000 at September 30, 2014, which was made up of the outstanding balance of $253,000, net of a valuation allowance of $87,000, resulting in reversals of $14,000 and $11,000, respectively, for the three and nine months ended September 30, 2014. At September 30, 2013, mortgage servicing rights were carried at their fair value of $197,000, which was made up of the outstanding balance of $308,000, net of a valuation allowance of $111,000, resulting in reversals of $11,000 and $47,000, respectively, for the three and nine months ended September 30, 2013.

The carrying amounts and estimated fair values of financial instruments at September 30, 2014 are as follows:

		September 30, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets:
Cash and due from financial institutions	$6,811	$6,811	$—	$—
Interest-earning time deposits at other financial institutions	6,385	—	6,386	—
Securities available-for-sale	157,831	—	157,831	—
Federal Home Loan Bank stock	4,275	N/A	N/A	N/A
Loans held for sale	2,509	—	2,509	—
Loans, net	295,694	—	—	298,454
Accrued interest receivable	1,438	—	829	609
Financial liabilities:
Deposits	(343,054)	—	(343,093)	—
Federal Home Loan Bank advances	(75,000)	—	(75,129)	—
Subordinated debentures	(5,155)	—	—	(5,147)
Accrued interest payable	(176)	—	(174)	(2)
Derivatives – interest rate swaps	(712)	—	(712)	—

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

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Deposits: The fair values disclosed for demand deposits are estimated using a cash flow calculation reduced by decay rate assumptions. These cash flows are discounted to the current market rate and a functional cost to recognize the inherent costs of servicing these accounts. This method results in a Level 2 classification. Fair values of fixed rate certificates of deposit are estimated using a cash flow calculation reduced by known maturities, estimated principal payments, and estimated early withdrawal amounts. These cash flows are discounted to the current market rate. This method results in a Level 2 calculation.

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

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with notional amounts of $55.3 million and $30.3 million as of September 30, 2014 and December 31, 2013, respectively, were designated as cash flow hedges of subordinated debentures, certain CDARS deposits, and FHLB advances. In August 2014, the Company executed three forward starting interest rate swaps with notional amounts totaling $30.0 million of maturing FHLB advances. The notional amount of each of these interest rate swaps was $10.0 million and were against adjustable rate FHLB advances tied to the one month LIBOR. The first interest rate swap will begin in March 2015 for five years with an effective fixed rate of 2.085%. The second interest rate swap will begin in June 2015 for five years with an effective fixed rate of 2.228%. The third interest rate swap will begin in March 2016 for five years with an effective fixed rate of 2.618%.

All interest rate swaps were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence, or the Company discontinues hedge accounting. The Company expects the hedges to remain fully effective during the remaining terms of the swaps. The Company does not expect any amounts to be reclassified from other comprehensive income (loss) over the next 12 months.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Information related to the interest-rate swaps designated as cash flow hedges as of September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Subordinated debentures:
Notional amount	$—	$5,000
Unrealized losses	—	(26)
Fixed interest rate payable	—%	5.54%
Variable interest rate receivable (Three month LIBOR plus 3.10%)	—	3.35
Maturity date	March 26, 2014
CDARS deposits:
Notional amount	$10,250	$10,250
Unrealized losses	(6)	(192)
Fixed interest rate payable	3.19%	3.19%
Variable interest rate receivable (One month LIBOR plus 0.55%)	0.71	0.71
Maturity date	October 9, 2014
FHLB advance:
Notional amount	$5,000	$5,000
Unrealized losses	(147)	(253)
Fixed interest rate payable	3.54%	3.54%
Variable interest rate receivable (Three month LIBOR plus 0.22%)	0.45	0.46
Maturity date	September 20, 2015
FHLB advance:
Notional amount	$10,000	$10,000
Unrealized losses	(495)	(710)
Fixed interest rate payable	3.69%	3.69%
Variable interest rate receivable (Three month LIBOR plus 0.25%)	0.48	0.49
Maturity date	July 19, 2016

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Forward Starting:
FHLB advance:
Notional amount	$10,000	$—
Unrealized losses	(19)	—
Fixed interest rate payable	2.09%	—%
Variable interest rate receivable (One month LIBOR)	—	—
Maturity date	March 15, 2020
FHLB advance:
Notional amount	$10,000	$—
Unrealized losses	(18)	—
Fixed interest rate payable	2.23%	—%
Variable interest rate receivable (One month LIBOR)	—	—
Maturity date	June 15, 2020
FHLB advance:
Notional amount	$10,000	$—
Unrealized losses	(27)	—
Fixed interest rate payable	2.62%	—%
Variable interest rate receivable (One month LIBOR)	—	—
Maturity date	March 15, 2021

Interest expense is reported as a component of interest expense on subordinated debentures, deposits, and FHLB advances as appropriate. Interest expense recorded on these swap transactions totaled $186,000 and $212,000 during the three months ended September 30, 2014 and 2013, respectively. Interest expense recorded on these swap transactions totaled $576,000 and $623,000 for the nine months ended September 30, 2014 and 2013, respectively.

The following table presents the net losses recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Income relating to the cash flow derivative instruments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Dollars in thousands)
Interest rate contracts:
Net amount of gain (loss):
Recognized in OCI (Effective Portion)	$88	$88	$309	$405
Reclassified from OCI to interest income	—	—	—	—
Recognized in other non-interest income (Ineffective Portion)	—	—	—	—

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Included in other liabilities:
Interest rate swaps related to:
Subordinated debentures	$—	$—	$(5,000)	$(26)
CDARS deposits	(10,250)	(6)	(10,250)	(192)
FHLB advances	(45,000)	(706)	(15,000)	(963)
Total included in other liabilities		$(712)		$(1,181)

The counterparty to the Company’s derivatives is exposed to credit risk whenever the derivative is in a liability position. As a result, the Company has collateralized the liability with cash and securities collateral held in safekeeping by The Bank of New York and PNC Bank.

At September 30, 2014 and December 31, 2013, the Company had securities with a fair value of $2.7 million and $2.6 million, respectively, posted as collateral for these derivatives. At December 31, 2013, the Company also had $220,000 in cash posted as collateral for the derivatives related to the subordinated debenture that matured March 26, 2014.

NOTE 9 – STOCK-BASED COMPENSATION

During the month of September 2011, the Company implemented the 2011 Equity Incentive Plan (the “2011 Plan”) which was approved by shareholders on May 10, 2011. The 2011 Plan provides for the issuance of stock options or restricted share awards to employees and directors. Total shares authorized for issuance under the 2011 Plan were 417,544.

On May 13, 2014, the Company’s shareholders approved the 2014 Equity Incentive Plan (the “2014 Plan”) which provides for the issuance of stock options or restricted share awards to employees and directors. The total shares authorized for issuance under the 2014 Plan are 473,845 shares of the Company’s common stock plus, at the date the 2014 Plan was approved, there were 14,471 shares of stock that were rolled over from the terminated 2011 Plan and added to the shares available for awards under the 2014 Plan. In addition, any stock awards that had been granted under the 2011 Plan and subsequently forfeited are also included for issuance under the 2014 Plan. The Company did not grant any awards under the 2014 Plan as of September 30, 2014. On October, 14, 2014, the Company implemented the 2014 Plan and granted 332,250 shares of stock as stock options and 126,800 shares of stock as restricted share awards to employees and directors. Compensation costs related to these grants will be amortized over a 5 year period on a straight-line basis. The options and restricted share awards vest 20% annually.

Stock-Based Compensation

Compensation cost is recognized for stock options and restricted stock awards issued to employees or directors based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options. The market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award. Total compensation cost that has been charged against income for the 2011 Plan totaled $62,000 and $61,000 for the three months ended September 30, 2014 and 2013, respectively. Total compensation cost that has been charged against income for the 2011 Plan totaled $186,000 and $181,000 for the nine months ended September 30, 2014 and 2013, respectively.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Stock Options

The 2011 Plan permits the grant of stock options to its employees or directors for up to 298,246 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. Option awards have vesting periods of 5 years and 10-year contractual terms. Options granted generally vest 20% annually.

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

A summary of the activity in the stock option plan for the nine months ended September 30, 2014 was as follows:

	Nine Months Ended September 30, 2014
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2014	271,194	$6.55	7.8 years	$1,239
Granted	—	—
Exercised	(4,472)	6.44
Forfeited or expired	—	—
Outstanding at September 30, 2014	266,722	6.56	7.0 years	1,241
Exercisable at end of period	150,546	6.48	7.0 years	711

During the nine months ended September 30, 2014, 4,472 options were exercised which had an intrinsic value of $21,000. The Company received $28,000 in cash and realized $10,000 in tax benefits related to the exercise of these options. The weighted average fair value of options granted under the 2011 Plan was $2.16.

As of September 30, 2014, there was $190,000 of total unrecognized compensation cost related to nonvested stock options granted under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 2.1 years.

Restricted Share Awards

The 2011 Plan provides for the issuance of up to 119,298 restricted shares to directors and employees. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined by obtaining the listed price of the Company’s stock on the grant date. Shares vest 20% annually over 5 years.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of changes in the Company’s nonvested shares for the nine months ended September 30, 2014 was as follows:

	Nine Months Ended September 30, 2014
	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2014	72,146	$6.54
Granted	—	—
Vested	(23,782)	6.51
Forfeited	—	—
Nonvested at September 30, 2014	48,364	$6.57

As of September 30, 2014, there was $311,000 of total unrecognized compensation cost related to nonvested shares granted under the 2011 Plan. The cost is expected to be recognized over a weighted-average period of 2.1 years. As of September 30, 2014, there were 70,546 shares vested. The total fair value of shares vested at September 30, 2014 was $791,000.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

A summary of the changes in accumulated other comprehensive income (loss) by component for the three months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,
	2014			2013
	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available- for-Sale Securities	Total	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
	(Dollars in thousands)
Beginning balance	$(558)	$947	$389	$(992)	$185	$(807)
Other comprehensive income (loss) before reclassification	88	(81)	7	88	(302)	(214)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(5)	(5)	—	(36)	(36)
Net current period other comprehensive income (loss)	88	(86)	2	88	(338)	(250)
Ending balance	$(470)	$861	$391	$(904)	$(153)	$(1,057)

A summary of the reclassifications out of accumulated other comprehensive income (loss) for the three months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30,
	2014	2013
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities:
Net gains on securities	$8	$55
Income tax expense	(3)	(19)
Net of tax	$5	$36

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the changes in accumulated other comprehensive income (loss) by component for the nine months ended September 30, 2014 and 2013 is as follows:

	Nine Months Ended September 30,
	2014			2013
	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available- for-Sale Securities	Total	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
	(Dollars in thousands)
Beginning balance	$(779)	$(1,059)	$(1,838)	$(1,309)	$3,673	$2,364
Other comprehensive income (loss) before reclassification	309	1,991	2,300	405	(3,466)	(3,061)
Amounts reclassified from accumulated other comprehensive income (loss)	—	(71)	(71)	—	(360)	(360)
Net current period other comprehensive income (loss)	309	1,920	2,229	405	(3,826)	(3,421)
Ending balance	$(470)	$861	$391	$(904)	$(153)	$(1,057)

A summary of the reclassifications out of accumulated other comprehensive income (loss) for the nine months ended September 30, 2014 is as follows:

	Nine Months Ended September 30,
	2014	2013
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities:
Net gains on securities	$108	$545
Income tax expense	(37)	(185)
Net of tax	$71	$360

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – OFFSETTING FINANCIAL ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the Company’s statement of Consolidated Balance Sheets or that are subject to an enforceable master netting arrangement at September 30, 2014 and December 31, 2013.

	September 30, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Pledged	Net Amount
	(Dollars in thousands)
Description:
Derivatives	$712	$—	$712	$(2,737)	$—	$(2,025)
Repurchase agreements	388	—	388	(388)	—	—
Total	$1,100	$—	$1,100	$(3,125)	$—	$(2,025)

	December 31, 2013
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Pledged	Net Amount
	(Dollars in thousands)
Description:
Derivatives	$1,181	$—	$1,181	$(2,150)	$(220)	$(1,189)
Repurchase agreements	710	—	710	(710)	—	—
Total	$1,891	$—	$1,891	$(2,860)	$(220)	$(1,189)

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

Comparison of Financial Condition at September 30, 2014 and December 31, 2013

General: Total assets at September 30, 2014 decreased $16.3 million, or 3.1%, to $510.6 million compared to $526.9 million at December 31, 2013 primarily due to a decrease in cash and due from financial institutions of $11.4 million, or 62.6%, to $6.8 million at September 30, 2014 from $18.2 million at December 31, 2013. The Company utilized excess liquidity in 2014 to repay short-term overnight borrowings. Total deposits at September 30, 2014 decreased $3.6 million, or 1.1%, to $343.1 million from $346.7 million at December 31, 2013 primarily due to decreases of $9.8 million in certificates of deposit and IRAs which were partially offset by increases of $2.0 million and $1.8 million in interest-bearing checking and savings deposits, respectively. Borrowings totaled $80.2 million at September 30, 2014, down 15.0% from $94.3 million at December 31, 2013, primarily due to a decrease in short-term overnight borrowings. Total shareholders’ equity increased $1.9 million, or 2.4%, to $82.2 million at September 30, 2014 compared to $80.2 million at December 31, 2013 primarily due to net income totaling $3.4 million for the nine months ended September 30, 2014 combined with a $2.2 million increase in accumulated other comprehensive income as unrealized securities gains increased at September 30, 2014. These increases were partially offset by a $3.4 million decrease in shareholders’ equity related to the Company repurchasing 309,800 shares of its common stock in accordance with its previously announced repurchase plans and cash dividends paid totaling $694,000 during the nine months ended September 30, 2014.

Investment Securities: Total securities available-for-sale decreased $6.4 million, or 3.9%, to $157.8 million at September 30, 2014 from $164.3 million at December 31, 2013 as the Company utilized proceeds from sales of investments and principal paydowns during 2014 to fund increased loan volume and the reduction in total deposits.

At September 30, 2014, management reviewed the securities portfolio for possible other-than-temporary impairment and determined there were no impairment charges to be recorded. The net unrealized gains on the available-for-sale securities portfolio totaled $1.3 million at September 30, 2014, an increase of $2.9 million from net unrealized losses totaling $1.6 million at December 31, 2013.

Loans Held for Sale: Loans held for sale increased $1.4 million, or 124.4%, to $2.5 million at September 30, 2014 compared to $1.1 million at December 31, 2013 primarily due to the timing of when residential mortgage loans were originated and subsequently sold to the secondary market combined with an increase in purchase activity since March 2014.

Net Loans: Net loans increased by $2.4 million, or 0.8%, to $295.7 million at September 30, 2014 compared to $293.3 million at December 31, 2013 primarily due to a $6.4 million, or 5.5%, increase in mortgage warehouse lending to $121.8 million at September 30, 2014 compared to $115.4 million at December 31, 2013. This increase was primarily attributable to an increase in purchase activity at the end of March 2014 that continued through the third quarter of 2014. The higher mortgage warehouse loan balances were also a result of management diversifying warehouse lenders in 2014 by adding new warehouse lenders in different geographic markets nationwide, which increased warehouse volume.

Commercial loans decreased by $7.5 million, or 5.8%, to $121.4 million at September 30, 2014 compared to $128.9 million at December 31, 2013. Although the commercial loan segment realized new loan originations totaling $15.1 million since December 31, 2013, total commercial loans decreased due to repayments and paydowns during the nine months ended September 30, 2014. Commercial real estate loans decreased $6.0 million during 2014 primarily due to five loan relationships totaling $4.3 million at December 31, 2013 being paid off prior to their stated maturities combined with normal repayments on the remainder of the portfolio. These decreases in commercial real estate loans were partially offset by new 2014 originations totaling $3.8 million. Commercial construction loans decreased $1.9 million during 2014 due to one loan relationship totaling $1.3 million being paid off and two relationships totaling $1.9 million moving to permanent financing during the first nine months of 2014. New commercial construction loan originations totaled $1.5 million during the first nine months of 2014. Commercial land loans decreased $1.3 million during 2014 primarily due to a partial paydown of $980,000 on a $3.1 million nonperforming commercial land and commercial real estate loan relationship during the third quarter of 2014. Partially offsetting these decreases in total commercial loans was an increase in five or more family loans of $1.2 million. We originated $8.1 million in new loans to one existing five or more family lending relationship and sold $3.1 million of these loans as participations to other banks during the first nine months of 2014. These originations were also offset by two unrelated loans totaling $4.2 million at December 31, 2013 being paid off prior to their stated maturities.

Mortgage loans increased $2.5 million, or 7.1%, to $38.0 million at September 30, 2014 from $35.4 million at December 31, 2013, which was primarily due to the execution of the Company’s business plan to retain within its portfolio a portion of new loan originations that are adjustable-rate loans or fixed-rate loans with a maximum term of 15 years.

The allowance for loan losses balance decreased $159,000, or 4.1%, to $3.7 million at September 30, 2014 compared to $3.9 million at December 31, 2013. The allowance for loan losses to total loans ratio decreased to 1.25% at September 30, 2014 compared to 1.31% at December 31, 2013, primarily due to the increase in gross loans of $2.2 million during the nine months ended September 30, 2014. The allowance for loan losses to nonperforming loans ratio increased to 81.4% at September 30, 2014 compared to 79.6% at December 31, 2013 primarily due to a decrease in nonperforming loans.

Management’s analysis for the allowance for loan losses for the third quarter of 2014 was reflective of the continued improvement in several asset quality metrics and trends, including classified assets, charge-off ratios, delinquencies, and current economic conditions. As such, we did not record a provision for loan losses during the nine months ended September 30, 2014, as compared to the provision recorded during the prior year period of $206,000. Net charge-offs for the first nine months of 2014 totaled $159,000 compared to $287,000 for the first nine months of 2013.

Nonperforming Assets: The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated. We had no loans that were greater than 90 days delinquent and still accruing interest at the dates presented.

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Nonaccrual loans:
Commercial:
Real estate	$856	$843
Land	1,712	2,748
Total commercial	2,568	3,591
Mortgage	1,481	1,044
Home equity	9	43
Consumer and other	1	3
Nonaccruing troubled debt restructured loans (1)	542	227
Total nonaccrual loans	4,601	4,908

Foreclosed assets:
Commercial:
Real estate	74	646
Land	187	205
Total commercial	261	851
Mortgage	11	281
Residential construction - land	46	56
Total foreclosed assets	318	1,188
Total nonperforming assets	$4,919	$6,096

Ratios:
Nonperforming loans to total loans	1.54%	1.65%
Nonperforming assets to total assets	0.96	1.16

(1)
At September 30, 2014, $462,000 of mortgage loans, $53,000 of commercial real estate loans, and $27,000 of commercial and industrial loans were classified as nonaccruing troubled debt restructured loans. At December 31, 2013, $146,000 of mortgage loans, $54,000 of commercial real estate loans, and $27,000 of commercial loans were classified as nonaccruing troubled debt restructured loans.

Total nonperforming loans decreased to $4.6 million at September 30, 2014 compared to $4.9 million at December 31, 2013 primarily due to a decrease in nonperforming commercial land loans resulting from a partial paydown of $980,000 on a $3.1 million nonperforming commercial real estate and commercial land relationship during the third quarter of 2014. Offsetting this decrease was an increase in nonperforming mortgage loans and nonaccruing troubled debt restructured loans. The increase in nonperforming mortgage loans resulted from six loans totaling $595,000 being transferred to nonaccrual status during the first nine months of 2014, which were partially offset by two mortgage loans totaling $119,000 being transferred to other real estate owned during the same period. The increase in nonaccruing troubled debt restructurings was due to three mortgage loans totaling $436,000 which were modified during the third quarter of 2014. At September 30, 2014, our nonperforming loans to total loans ratio was 1.54% compared to 1.65% at December 31, 2013.

Total nonperforming assets decreased $1.2 million, or 19.3%, to $4.9 million at September 30, 2014 from $6.1 million at December 31, 2013. Our nonperforming assets to total assets ratio decreased to 0.96% at September 30, 2014 compared to 1.16% at December 31, 2013 as a result of a $307,000 decrease in nonperforming loans and a $870,000 decrease in other real estate owned. During the first nine months of 2014, two residential properties were transferred into other real estate owned with a recorded fair value of $64,000 at the date of transfer and ten properties totaling $826,000 were sold resulting in proceeds of $814,000 and a loss on sales of $9,000. Write-downs totaling $108,000 were recorded during the nine months ended September 30, 2014 on other real estate owned properties.

Goodwill and Other Intangible Assets: Our goodwill totaled $8.4 million at September 30, 2014 and December 31, 2013. Accounting standards require goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. The most recent annual impairment review of our goodwill was performed in February 2014 as of October 31, 2013. Based on this evaluation, management determined that the fair value of the reporting unit, which is defined as LaPorte Bancorp, Inc. as a whole, exceeded the book value of the goodwill, based on the opinion of an independent expert in valuations, such that the sales price per common share would exceed our book value per common share. Accordingly, no goodwill impairment was recognized during the first nine months of 2014.

Our stock price has increased from the previous analysis and the Company continues to be profitable, therefore, management determined that an updated analysis from an independent third party as of the end of the third quarter of 2014 was not necessary. As our market price per common share is currently less than our tangible book value per common share, it is reasonably possible that management may conclude that goodwill is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

Deposits: Total deposits decreased $3.6 million, or 1.1%, to $343.1 million at September 30, 2014 compared to $346.7 million at December 31, 2013 primarily due to decreases in certificates of deposit and IRA balances offset by increases in interest-bearing demand and savings deposits.

Certificates of deposit and IRA balances decreased $9.8 million, or 8.3%, to $108.0 million at September 30, 2014 compared to $117.8 million at December 31, 2013 due to a decrease in customer time deposits of $8.1 million and a decrease in brokered deposits of $1.6 million. Although management believes the interest rates offered on certificates of deposit have remained competitive, we have started to position the interest rates offered on our non-brokered certificates of deposit and IRAs more competitively in the markets we serve in an attempt to retain core deposits.

Non-interest bearing and interest bearing demand deposits increased $2.9 million, or 5.7%, and $2.0 million, or 3.7%, respectively, at September 30, 2014 from $51.0 million and $53.9 million, respectively, at December 31, 2013. Savings deposits increased $1.8 million, or 3.0%, to $62.9 million at September 30, 2014 compared to $61.1 million at December 31, 2013. These increases are primarily due to the Company’s efforts to increase core deposits.

Borrowed Funds: Total borrowed funds decreased $14.2 million, or 15.0%, to $80.2 million at September 30, 2014 compared to $94.3 million at December 31, 2013 due to a decrease of $2.4 million in overnight borrowings and a decrease of $11.8 million in short-term Federal Home Loan Bank of Indianapolis (“FHLB”) advances. The 2014 decrease in borrowed funds was primarily due to the utilization of excess liquidity of $11.4 million and $6.4 million in cash and due from financial institutions and securities available-for-sale, respectively. The Bank has unsecured lines of credit at First Tennessee Bank totaling $15.0 million and Zions Bank totaling $9.0 million at September 30, 2014. During the nine months ended September 30, 2014, the Company utilized both the First Tennessee Bank and Zions Bank lines with average balances totaling $60,000 and $761,000, respectively, at an average cost of 101 basis points and 39 basis points, respectively. The maximum amount borrowed on the First Tennessee Bank line and the Zions Bank line during the nine months ended September 30, 2014 was $4.2 million and $9.0 million, respectively.

Total Shareholders’ Equity: Total shareholders’ equity increased $1.9 million, or 2.4%, to $82.2 million at September 30, 2014 compared to $80.2 million at December 31, 2013 primarily due to net income of $3.4 million and a $2.2 million increase in accumulated other comprehensive income as unrealized securities gains increased during the nine months ended September 30, 2014. These increases were partially offset by dividends declared totaling $694,000 and repurchases of 309,800 shares of the Company’s common stock in accordance with its repurchase plans totaling $3.4 million during the nine months ended September 30, 2014. During the third quarter of 2014, the Company repurchased all 145,000 shares under its third repurchase plan announced in June 2014 at an average cost of $11.23 per share. At the completion of the third repurchase plan, the Board of Directors announced a fourth repurchase plan for up to 280,832 shares.

Comparison of Operating Results for Three Month Periods Ended September 30, 2014 and September 30, 2013

Net Income: Net income totaled $1.3 million, or $0.25 per diluted share, for the three months ended September 30, 2014 compared to $868,000, or $0.15 per diluted share, for the three months ended September 30, 2013. The increase in net income was primarily due to an increase in net interest income of $434,000, a decrease in provision for loan losses of $100,000, and an increase in noninterest income of $52,000.

Net Interest Income: Net interest income increased $434,000, or 12.7%, to $3.9 million for the three months ended September 30, 2014 compared to $3.4 million for the same prior year period. The increase in net interest income was attributable to a $362,000, or 8.5%, increase in interest income and a $72,000, or 8.4%, decrease in interest expense. Net interest margin increased 12 basis points to 3.24% for the three months ended September 30, 2014 compared to 3.12% for the same prior year period. The increase in the net interest margin was primarily due to an increase in interest and fee income on loans and decreases in interest expense on deposits, which were partially offset by an increase in interest expense on FHLB advances.

Interest and Dividend Income: Interest income increased $362,000, or 8.5%, to $4.6 million for the three months ended September 30, 2014 compared to $4.3 million for the prior year period. During the third quarter of 2014, interest and fee income on loans increased $347,000 primarily due to a $38.3 million, or 14.7%, increase in average outstanding loan balance, which was partially offset by a 20 basis point decrease in the average yield on loans. Interest income on investment securities increased $10,000 primarily due to a four basis point increase in the average yield on these investments.

Interest and fee income on mortgage warehouse loans increased $293,000 for the three months ended September 30, 2014 when compared to the prior year period. The average balance of mortgage warehouse loans increased $25.3 million, or 26.4%, for the three months ended September 30, 2014 when compared to the prior year period due to an increase in purchase activity combined with an increase in the number of mortgage warehouse lenders during the current quarter. Partially offsetting the increase in average balance was a nine basis point decrease in the average yield earned on such loans during the third quarter of 2014 from the 2013 period as spreads on mortgage warehouse loans tightened in 2014 due to greater competition in the mortgage lending industry.

Interest and fee income on five or more family loans increased $80,000 for the three months ended September 30, 2014 when compared to the prior year period primarily related to an increase in the average balance of these loans totaling $6.7 million, or 51.4%, for the three months ended September 30, 2014 when compared to the prior year period. The increase in the average balance of these loans was due to new loan originations since September 30, 2013. Offsetting the increase in average balance was a 15 basis point decrease in the average yield earned on such loans during the third quarter of 2014 when compared to the prior year period due to lower current market interest rates on new loan originations.

Interest and fee income on mortgage loans increased $29,000, or 6.6%, for the three months ended September 30, 2014 compared to the same prior year period, as the average balance on these loans increased $5.9 million as management increased the percentage of mortgage loans retained in the portfolio as opposed to being sold into the secondary market. The Company has elected to only retain adjustable-rate loans or fixed-rate loans with a maximum term of 15 years. Offsetting the increase in average balance was a 49 basis point decrease in the average yield earned on mortgage loans during the third quarter of 2014 from the 2013 period due to the lower interest rates earned on mortgage loans.

Interest and fee income on commercial real estate loans decreased $24,000, or 2.3%, for the three months ended September 30, 2014 compared to the same prior year period, which was primarily related to a 37 basis point decrease in the average yield earned on these loans as loans continued to renew at lower market interest rates over the prior year period. The decrease in the average yield was partially offset by a $3.4 million increase in the average outstanding balance of commercial real estate loans during the third quarter of 2014 when compared to the prior year period due to new loan originations since September 30, 2013.

Interest income from taxable securities decreased $37,000, or 7.6%, for the three months ended September 30, 2014 compared to the same prior year period. Although the yield earned on these securities increased two basis points, the average balance of taxable securities decreased $9.8 million, or 8.5%, during the 2014 period compared to the prior year period.

Interest income from tax exempt securities increased $47,000, or 12.9%, for the three months ended September 30, 2014 compared to the same prior year period due to an increase in the average outstanding balance of $9.1 million, or 20.8%, and was partially offset by a decrease in the average yield of 22 basis points as purchases of these securities since the first quarter of 2013 have been at lower interest rates.

Interest Expense: Interest expense decreased $72,000, or 8.4%, to $783,000 for the three months ended September 30, 2014 compared to $855,000 for the same prior year period due to a decrease in the average cost of interest bearing liabilities of 16 basis points to 83 basis points which was partially offset by an increase in the average outstanding balance of interest bearing liabilities of $33.3 million.

Interest expense on certificates of deposit and IRAs decreased $97,000, or 22.8%, for the three months ended September 30, 2014 compared to the same prior year period primarily due to a decrease of 33 basis points in the average cost of such deposits in addition to a decrease in average outstanding balance of such deposits of $1.9 million. Interest expense on money market deposits was relatively stable at $65,000 for the three months ended September 30, 2014 compared to $63,000 for the same prior year period due to a decrease in the average cost of these deposits of three basis points which offset the increase of $6.2 million in the average outstanding balance of these accounts during the same period. The Company has been able to shift a significant percentage of our deposit mix from fixed, higher cost certificates of deposit into lower cost money market, savings, and interest bearing checking accounts, which helped to lower the Company’s average cost of deposits.

Interest expense on FHLB advances increased $56,000, or 22.3%, to $307,000 for the three months ended September 30, 2014 compared to $251,000 for the same prior year period as the average outstanding balance of these advances increased $23.7 million and was partially offset by a decrease of 31 basis points in the average cost of these borrowings. As interest rates have remained low in the latter part of 2013 and during 2014, the Company utilized additional FHLB borrowings at lower rates to fund increases in loans, including mortgage warehouse loans.

In addition, interest expense on the Company’s subordinated debt decreased $29,000 during the three months ended September 30, 2014 compared to the same prior year period due to the March 2014 maturity of an interest rate swap which reduced the average cost of these borrowings by 225 basis points to 3.26% for the third quarter of 2014 from 5.51% for the 2013 period. The subordinated debt has a variable rate of interest tied to the three month LIBOR.

The following table sets forth the average balance sheet, average annualized yield and cost, and certain other information for the three months ended September 30, 2014 and 2013. All average balances are daily average balances. The annualized yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
	(Dollars in thousands)
Assets:
Loans (1)	$298,318	$3,721	4.99%	$260,030	$3,374	5.19%
Taxable securities	105,336	452	1.72	115,132	489	1.70
Tax exempt securities (2)	52,537	411	3.13	43,473	364	3.35
FHLB stock	4,322	39	3.61	3,817	33	3.46
Federal funds sold and other interest-earning deposits	16,387	21	0.51	17,310	22	0.51
Total interest earning assets	476,900	4,644	3.90	439,762	4,282	3.89
Non-interest earning assets	43,314			43,660
Total assets	$520,214			$483,422

Liabilities and equity:
Savings deposits	$63,595	$9	0.06%	$60,010	$8	0.05%
Money market accounts	69,523	65	0.37	63,284	63	0.40
Interest-bearing checking	56,387	31	0.22	54,647	36	0.26
Certificates of deposit and IRAs	106,721	328	1.23	108,663	425	1.56
Total interest-bearing deposits	296,226	433	0.58	286,604	532	0.74
FHLB advances	75,603	307	1.62	51,892	251	1.93
Subordinated debentures	5,155	42	3.26	5,155	71	5.51
Short-term borrowings	626	1	0.64	637	1	0.63
Total borrowings	81,384	350	1.72	57,684	323	2.24
Total interest-bearing liabilities	377,610	783	0.83	344,288	855	0.99
Non-interest bearing deposits	55,213			50,953
Other liabilities	5,156			5,475
Total liabilities	437,979			400,716
Shareholders’ equity	82,235			82,706
Total liabilities & shareholders’ equity	$520,214			$483,422
Net interest income		$3,861			$3,427
Net interest rate spread			3.07%			2.90%
Net interest margin			3.24			3.12

(1) The average balance of loans includes loans held for sale and nonperforming loans, interest on which is recognized on a cash basis.
(2) No tax-equivalent yield adjustments have been made.

Provision for Loan Losses: We recognize a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. We evaluate the level of the allowance for loan losses on a quarterly basis by considering historical loan loss experience, the types of loans and the amount of loans in the portfolio, adverse situations that may affect our borrowers’ ability to repay, the estimated fair value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management determined that a provision for loan losses was not necessary for the three months ended

September 30, 2014 compared to $100,000 for the same prior year period. The Company’s analysis of the allowance for loan losses for the third quarter of 2014 reflected continued improvement in asset quality metrics and various positive trends, including classified assets, charge-off ratios, delinquencies, and current economic conditions. Net charge-offs for the three months ended September 30, 2014 totaled $15,000, of which none had been previously reserved, compared to $110,000 for the prior year period, of which $49,000 had been previously reserved.

Noninterest Income: Noninterest income increased $52,000, or 8.2%, to $687,000 for the three months ended September 30, 2014 compared to $635,000 for the same prior year period. The primary reason for the increase in noninterest income was due to a $93,000 increase in net gains on mortgage banking activities as mortgage originations from purchase activity were higher during the third quarter of 2014 when compared to the prior year period. Other income increased $17,000 during the three months ended September 30, 2014 compared to the prior year period primarily due to an increase in wire transfer fee income related to increased mortgage warehouse fundings. Partially offsetting these increases was a $47,000 decrease in net gains on sales of securities during the third quarter of 2014 compared to the prior year period and a $14,000 decrease in service charges on deposit accounts due to lower overdraft-related fees and services charges on checking accounts as consumers continue to reduce their reliance on these types of products.

Noninterest Expense: Noninterest expense for the three months ended September 30, 2014 and 2013 was relatively stable at $2.9 million. During the third quarter of 2014, salaries and wages expense increased $126,000, which included an increase in payroll expense of $120,000 related to incentive compensation accruals and annual merit increases. Incentive compensation accruals for officers and certain employees were the result of the Company’s current performance to budget. Commission expense increased by $19,000 from the prior year period due to the increased dollar volume of mortgage originations related to purchase activity during the third quarter of 2014. Collection and other real estate owned expenses increased $12,000 for the three months ended September 30, 2014 compared to the prior year period due to legal expenses associated with one large nonperforming loan combined with legal and other carrying costs related to other real estate owned. Partially offsetting these increases was a $67,000 decrease in bank examination fees which was due to the timing of internal audit, loan review, and mortgage warehouse reviews. Occupancy and equipment expenses also decreased $30,000 due to lower building maintenance and furniture and equipment expense when compared to the 2013 period.

Income Taxes: Income before income taxes increased $559,000, or 52.4%, to $1.6 million for the three months ended September 30, 2014 from $1.1 million for the 2013 period which led to an increase in income tax expense for the three months ended September 30, 2014 to $285,000 from $199,000 for the 2013 period. The Company’s effective tax rate for the three months ended September 30, 2014 was 17.5%, a decrease from 18.7% for the 2013 period, which was primarily due to the Company’s tax planning strategies including the captive insurance company that was implemented in December 2013.

Comparison of Operating Results for Nine Month Periods Ended September 30, 2014 and September 30, 2013

Net Income: Net income totaled $3.4 million, or $0.62 per diluted share, for the nine months ended September 30, 2014 compared to $3.1 million, or $0.53 per diluted share, for the nine months ended September 30, 2013. The increase of $300,000 in net income was primarily due to an increase in net interest income of $478,000, a decrease in income tax expense of $318,000, and a decrease of $206,000 in provision for loan losses partially offset by a decrease in noninterest income of $497,000 and an increase in noninterest expense totaling $205,000 for the nine months ended September 30, 2014 compared to the same 2013 period.

Net Interest Income: Net interest income increased $478,000, or 4.5%, to $11.0 million for the nine months ended September 30, 2014 compared to $10.6 million for the same prior year period. The increase in net interest income was primarily attributable to a $287,000, or 2.2%, increase in interest income combined with a $191,000, or 7.4%, decrease in interest expense. Net interest margin decreased seven basis points to 3.14% for the nine months ended September 30, 2014 from 3.21% during the prior year period. The net interest margin was impacted by an 18 basis point decrease in the average yield earned on interest-earning assets, which was partially offset by a 16 basis point decrease in the average cost of interest-bearing liabilities from the prior year period. In addition, the increase in average interest-earning assets at lower average yields for the nine months ended September 30, 2014 when compared to the prior year period led to the decrease in our net interest margin.

Interest and Dividend Income: Interest and dividend income increased $287,000, or 2.2%, to $13.4 million for the nine months ended September 30, 2014 compared to $13.1 million for the prior year period. The increase in interest income was primarily due to a $19.1 million, or 13.0%, increase in the average balance of investment securities and a $12.8 million, or 4.8%, increase in the average balance of loans for the 2014 period. The increase in the average balance was partially offset by a decrease in the average yield on interest earning assets of 18 basis points to 3.82% for the nine months ended September 30, 2014 from 4.00% for the prior year period, which was due to decreases in the average yields earned on both loans and investment securities.

Interest and fee income on commercial construction loans increased $97,000, or 151.6%, for the nine months ended September 30, 2014 compared to the same prior year period primarily due to late fees received on one loan relationship that was repaid in full during the second quarter of 2014 combined with a $969,000 increase in the average balance of these loans in the 2014 period compared to the 2013 period.

Interest and fee income on five or more family loans increased $93,000, or 16.8%, for the nine months ended September 30, 2014 compared to the same prior year period with an increase in the average outstanding balance of these loans totaling $3.2 million, or 23.6%. Offsetting the increase in the average balance was a 29 basis point decrease in the average yield earned on such loans during the nine months ended September 30, 2014 when compared to the prior year period due to lower current market interest rates on new loan originations and renewals.

Interest and fee income on commercial and industrial loans decreased $76,000, or 12.7%, for the nine months ended September 30, 2014 compared to the same prior year period. The decrease was primarily related to a 37 basis point decrease in the average yields on such loans due to lower current market interest rates on originations and renewals during the 2014 period when compared to the 2013 period.

Interest and fee income related to consumer loans decreased $65,000, or 29.4%, for the nine months ended September 30, 2014 compared to the same prior year period. The decrease was primarily due to a 134 basis point decrease in the average yields on such loans due to lower current market interest rates combined with the continued decrease in the outstanding balance of our dealer car loan portfolio which was previously originated at higher interest rates.

Interest income from taxable securities increased $81,000, or 5.7%, for the nine months ended September 30, 2014 compared to the same prior year period. The $8.5 million, or 8.2%, increase in the average outstanding balance of these securities during the 2014 period compared to the prior year period provided the increase in interest income, however, the new investments and the cash flow derived from the existing portfolio was reinvested at lower interest rates resulting in a decrease in the average yield of these securities of four basis points for the 2014 time period.

Interest income from tax exempt securities increased $180,000, or 17.0%, for the nine months ended September 30, 2014 compared to the same prior year period due to an increase in the average outstanding balance of $10.5 million, or 25.1%, and was partially offset by a decrease in the average yield of 22 basis points as tax exempt securities purchases have been at lower interest rates since the first quarter of 2013.

Interest Expense: Interest expense decreased $191,000, or 7.4%, to $2.4 million for the nine months ended September 30, 2014 compared to $2.6 million for the same prior year period, primarily attributable to a decrease in the average cost of interest-bearing liabilities of 16 basis points to 85 basis points which was partially offset by a $32.8 million, or 9.6%, increase in the average outstanding balance of interest-bearing liabilities.

Interest expense on certificates of deposit and IRAs decreased $266,000, or 20.0%, for the nine months ended September 30, 2014 compared to the same prior year period. The decrease was primarily due to decreases in the average outstanding balance of $4.7 million and in the average cost of these deposits of 26 basis points. Interest expense on money market deposits was relatively stable at $189,000 for the nine months ended September 30, 2014 compared to $192,000 for the same prior year period due to a decrease in the average cost of these deposits of four basis points which offset the increase of $5.3 million in the average outstanding balance of these accounts during the same period. Interest expense on savings deposits increased slightly to $27,000 for the nine months ended September 30, 2014 compared to $24,000 for the same prior year period due to a $4.9 million increase in the average outstanding balance of these accounts during the same period. The Company has been able to shift a significant percentage of its deposit mix from fixed, higher cost certificates of deposit into lower cost money market, savings, and interest bearing checking accounts, which helped to lower the Company’s average cost of deposits.

Interest expense on FHLB advances increased $153,000, or 21.6%, to $862,000 for the nine months ended September 30, 2014 compared to $709,000 for the same prior year period, attributable to a $25.7 million, or 55.7%, increase in the average outstanding balance of FHLB advances. The increase in average balance was partially offset by a decrease in the average cost of these borrowings of 44 basis points. As interest rates have remained low in the latter part of 2013 and 2014, the Company utilized additional FHLB advances at lower rates to fund increases in loans, including mortgage warehouse loans, since the 2013 period.

In addition, interest expense on the Company’s subordinated debt decreased $58,000 during the nine months ended September 30, 2014 compared to the same prior year period due to the March 2014 maturity of an interest rate swap reducing the average cost of these borrowings by 150 basis points to 3.93% for the 2014 period from 5.43% for the 2013 period.

The following table sets forth the average balance sheet, average annualized yield and cost, and certain other information for the nine months ended September 30, 2014 and 2013. All average balances are daily average balances. The annualized yields set forth below include the effect of deferred fees, discounts and premiums that are amortized or accreted to interest income or expense.

	Nine Months Ended September 30,
	2014			2013
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
	(Dollars in thousands)
Assets:
Loans (1)	$280,589	$10,492	4.99%	$267,743	$10,492	5.22%
Taxable securities	113,082	1,500	1.77	104,536	1,419	1.81
Tax exempt securities (2)	52,433	1,239	3.15	41,904	1,059	3.37
FHLB stock	4,357	132	4.04	3,817	100	3.49
Federal funds sold and other interest-earning deposits	17,832	63	0.47	20,337	69	0.45
Total interest earning assets	468,293	13,426	3.82	438,337	13,139	4.00
Non-interest earning assets	43,675			41,469
Total assets	$511,968			$479,806

Liabilities and equity:
Savings deposits	$63,610	$27	0.06%	$58,682	$24	0.05%
Money market accounts	68,243	189	0.37	62,958	192	0.41
Interest-bearing checking	54,805	90	0.22	53,770	111	0.28
Certificates of deposit and IRAs	107,863	1,065	1.32	112,513	1,331	1.58
Total interest-bearing deposits	294,521	1,371	0.62	287,923	1,658	0.77
FHLB advances	71,996	862	1.60	46,251	709	2.04
Subordinated debentures	5,155	152	3.93	5,155	210	5.43
Short-term borrowings	821	3	0.49	399	2	0.67
Total borrowings	77,972	1,017	1.74	51,805	921	2.37
Total interest-bearing liabilities	372,493	2,388	0.85	339,728	2,579	1.01
Non-interest bearing deposits	52,580			50,601
Other liabilities	5,223			5,594
Total liabilities	430,296			395,923
Shareholders’ equity	81,672			83,883
Total liabilities & shareholders’ equity	$511,968			$479,806
Net interest income		$11,038			$10,560
Net interest rate spread			2.97%			2.99%
Net interest margin			3.14			3.21

(1) The average balance of loans includes loans held for sale and nonperforming loans, interest on which is recognized on a cash basis.
(2) No tax-equivalent yield adjustments have been made.

Provision for Loan Losses: During the nine months ended September 30, 2014, no provision for loan losses was recorded compared to $206,000 for the same prior year period. The Company’s analysis of the allowance for loan losses reflected continued improvement during 2014 in asset quality metrics and various positive trends, including classified assets, charge-off ratios, delinquencies, and current economic conditions. Net charge-offs for the nine months ended September 30, 2014 totaled $159,000 compared to $287,000 for the prior year period. Of the total net charge-offs for the 2014 period, $119,000 were previously reserved for prior to 2014.

Noninterest Income: Noninterest income decreased $497,000, or 20.4%, to $1.9 million for the nine months ended September 30, 2014 from $2.4 million for the prior year period primarily due to a $437,000 decrease on net gains on the sales of securities as a result of fewer security sales in the current period as compared to the prior year period. Net gains on mortgage banking activities decreased $96,000 as higher mortgage interest rates during 2014 reduced mortgage purchase and refinance activity, primarily during the first quarter of 2014, resulting in fewer mortgage loans sold during the 2014 period as compared to the prior year period. Other income decreased $18,000 primarily due to lower wire transfer fee income related to mortgage warehouse lending as the number of loans funded decreased from the prior year period. These decreases were partially offset by a decrease in losses on other assets primarily due to lower write-downs on other real estate owned during the nine months ended September 30, 2014. Write-downs on other real estate owned decreased $11,000, or 9.2%, to $108,000 for the nine months ended September 30, 2014 compared to $119,000 for the prior year period. This decrease in write-downs on other real estate owned was offset by the $30,000 write-down on the Rolling Prairie branch facility recognized during the second quarter of 2014.

Noninterest Expense: Noninterest expense for the nine months ended September 30, 2014 totaled $9.0 million, an increase of $205,000, or 2.3%, from $8.8 million for the prior year period. Salaries and employee benefits expense increased $290,000 due to higher payroll costs as certain open positions in the prior year period were filled in the latter part of 2013 as well as higher incentive compensation accruals for officers and employees. Incentive compensation accruals for officers and certain employees increased due to the Company’s current performance compared to budget projections. In addition, total deferred loan origination costs decreased $77,000 during the nine months ended September 30, 2014 due to a lower number of loan originations compared to the 2013 period. Advertising and printing costs also increased $25,000 during the nine months ended September 30, 2014 due to increased public relations, customer surveys, marketing promotions, and printing costs. Collection and other real estate owned expenses increased $23,000 during the 2014 period compared to the prior year period primarily due to the legal expenses and carrying costs of nonperforming assets.

Noninterest expense was favorably impacted by a decrease in bank examination fees and data processing expenses during the nine months ended September 30, 2014 when compared to the 2013 period. The $108,000 decrease in bank examination fees was primarily related to the timing of internal audit, loan review, and mortgage warehouse reviews performed during 2014 combined with an overall decrease in external audit fees related to the change in the Company’s public accounting firm for the 2014 period. Data processing expense decreased $55,000 during the 2014 period due to the setup and implementation of the Company’s investment and real estate investment trust subsidiaries that were established in 2013 as well as the 2013 implementation costs related to a new mortgage software system.

Income Taxes: Income before income taxes was relatively stable at $4.0 million for the nine months ended September 30, 2014 and 2013. However, due to the Company’s tax planning strategies, including the implementation of the captive insurance company, income tax expense for the nine months ended September 30, 2014 decreased to $570,000 from $888,000 for the 2013 period and the Company’s effective tax rate for the nine months ended September 30, 2014 was 14.3%, a decrease from 22.2% for the 2013 period.

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
Our primary sources of liquidity are deposits, amortization and prepayment of loans and mortgage-backed securities, maturities of investment securities and other short-term investments, and earnings and funds provided from operations, as well as access to FHLB advances and other borrowings. While scheduled principal repayments on loans and mortgage-backed securities are a relatively predictable source of funds, deposit flows and loan prepayments are greatly influenced by market interest rates, economic conditions, and rates offered by our competition. We set the interest rates on our deposits to maintain a desired level of total deposits.

Our liquid assets, defined as cash and due from financial institutions, interest earning time deposits in other financial institutions, and the market value of unpledged securities available-for-sale, totaled $124.9 million at September 30, 2014 and constituted 24.5% of total assets at that date, compared to $131.4 million, or 24.9%, of total assets at December 31, 2013.

The Company also maintains lines of credit with the FHLB. The total of these lines of credit were $85.0 million at September 30, 2014, of which $75.0 million in FHLB advances were outstanding, including $10.0 million in overnight borrowings. The Company has additional securities and certain approved real estate loans available to pledge as collateral in order to increase our lines of credit with the FHLB. At September 30, 2014, we had $111.7 million in unpledged securities available-for-sale. The Company actively utilizes its borrowing capacity with the FHLB to manage liquidity and to provide a funding alternative to time deposits, if the FHLB’s rates and terms are more favorable. The advances from the FHLB can have maturities from overnight to multiple years. At September 30, 2014, $40.0 million of these advances were due within one year and $35.0 million had maturities greater than a year. At September 30, 2014, $25.0 million of the FHLB advances were variable-rate, of which $15.0 million are currently part of two interest rate swaps. One of the variable rate advances totaled $10.0 million and was swapped for a fixed rate of 3.69% which will mature in July 2016. The other variable rate advance totaled $5.0 million and was swapped for a fixed rate of 3.54% and will mature in September 2015. The remaining $60.0 million in FHLB advances were at fixed rates.

The Company has an accommodation from First Tennessee Bank National Association (“FTN”) to borrow federal funds up to $15.0 million. This federal funds accommodation is not a confirmed line or loan, and FTN may cancel such accommodation at any time, in whole or in part, without cause or notice, in its sole discretion. At September 30, 2014, the Company did not have an outstanding balance on this line. For the three months ended September 30, 2014, the Company did not borrow under this line.

The Company also has an agreement with Zions First National Bank (“Zions”) for an unsecured line of credit to borrow federal funds up to $9.0 million. This line of credit was established at the discretion of Zions and may be terminated at any time in its sole discretion. At September 30, 2014, the Company did not have an outstanding balance on this line. For the three months ended September 30, 2014, the Company had average borrowings totaling $626,000 with a maximum balance during the period of $8.7 million.

Federal regulations establish guidelines for calculating “risk-adjusted” capital ratios and minimum ratio requirements. Under these regulations, banks are required to maintain a total risk-based capital ratio of 8.0% of risk-weighted assets and a Tier 1 risk-based capital ratio (primarily total shareholders’ equity less intangible assets) of at least 4.0% of risk-weighted assets. The Bank had total and Tier 1 risk-based capital ratios of 19.2% and 18.1%, respectively, at September 30, 2014, and was “well-capitalized” under the regulatory guidelines.

In addition, regulators have adopted a minimum leverage ratio standard for Tier 1 capital to average assets. The minimum ratio for top-rated institutions may be as low as 3%. However, regulatory agencies have stated that most institutions should maintain ratios at least 1 to 2 percentage points above the 3% minimum. As of September 30, 2014, the Bank’s leverage ratio was 12.4%. Capital levels for the Bank remain above the established regulatory capital requirements.

In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule that will revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the new rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development, or construction of real property.  The final rule also requires unrealized gains and losses on certain available-for-sale securities investments to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.

The final rule becomes effective for the Bank and the Company on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

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

Quantitative Analysis
The table below sets forth, as of September 30, 2014, the estimated changes in the net interest margin and the economic value of equity that would result from the designated changes in the United States Treasury yield curve over a 12 month non-parallel ramp for The LaPorte Savings Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Changes in Interest Rates (basis points) (1)		Estimated Increase (Decrease) in NIM			Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets
	Estimated NIM (2)	Amount	Percent	Estimated EVE (3)	Amount	Percent	EVE Ratio (4)	Changes in Basis Points
(Dollars in thousands)
+300	$16,619	$538	3.35%	$76,831	$(11,657)	(13.17)%	15.92%	(1.50)%
+200	16,465	384	2.39	82,536	(5,952)	(6.73)	16.81	(0.61)
+100	16,267	186	1.16	86,684	(1,804)	(2.04)	17.36	(0.06)
0	16,081	—	—	88,488	—	—	17.42	—
-100	15,497	(584)	(3.63)	84,491	(3,997)	(4.52)	16.41	(1.01)

(1)	Assumes changes in interest rates over a 12 month non-parallel ramp.

(2)	NIM or Net Interest Margin measures The LaPorte Savings Bank’s exposure to net interest income due to changes in a forecast interest rate environment.

(3)	EVE or Economic Value of Equity at Risk measures The LaPorte Savings Bank’s exposure to equity due to changes in a forecast interest rate environment.

(4)	EVE Ratio represents Economic Value of Equity divided by the economic value of assets which should translate into built in stability for future earnings.
The table above indicates that at September 30, 2014, in the event of a 100 basis point decrease in interest rates over a 12 month non-parallel ramp, we would experience a 3.63% decrease in net interest income. In the event of a 100 basis point increase in interest rates over a 12 month non-parallel ramp, the net interest income would increase 1.16%.
The table above indicates that at September 30, 2014, in the event of a 100 basis point decrease in interest rates over a 12 month non-parallel ramp, we would experience a 4.52% decrease in economic value of equity. In the event of a 100 basis point increase in interest rates over a 12 month non-parallel ramp, the economic value would decrease 2.04% in economic value of equity.
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
The Company has taken steps to address its exposure to rising interest rates. For instance, management executed an interest rate swap to address the exposure on its $5.0 million floating rate trust preferred debenture in April 2009 by swapping for a fixed five year effective rate of 5.54% which matured on March 26, 2014. In October 2009, the Company executed a $10.3 million interest rate swap which took $10.3 million five year floating rate brokered certificates of deposit and swapped for a fixed five year effective rate of 3.19% which matured on October 9, 2014. In February 2010, the Company executed two interest rate swaps against $15.0 million in maturing FHLB advances. The first interest rate swap was against a $10.0 million adjustable rate advance tied to the three month LIBOR plus 0.25% for six years at an effective fixed rate of 3.69% and began in July 2010. The second interest rate swap was against a $5.0 million adjustable rate advance tied to the three month LIBOR plus 0.22% for five years with an effective fixed rate of 3.54% and began in September 2010. In August 2014, the Company executed three forward starting interest rate swaps against $30.0 million in maturing FHLB advances. Each of the interest rate swaps were against $10.0 million in adjustable rate FHLB advances tied to the one month LIBOR. The first interest rate swap will begin in March 2015 for five years with an effective fixed rate of 2.085%. The second interest rate swap will begin in June 2015 for five years with an effective fixed rate of 2.228%. The third interest rate swap will begin in March 2016 for five years with an effective fixed rate of

2.618%. Management pursued this hedging strategy to address the concern over the impact to the Company’s tangible equity from the price deterioration in the Company’s available-for-sale securities portfolio in a rising rate environment. We will continue to look for opportunities to address our exposure to rising interest rates utilizing hedging strategies in the future. We are also continuing to sell the majority of the fixed rate one- to-four family residential real estate loans originated and retain only variable-rate one- to-four family residential loans and fixed-rate one-to-four family residential loans with maximum terms of 15 years. We continue to originate the majority of commercial real estate loans at a variable rate with interest rate floors attached.

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

The Company maintains internal control over financial reporting. There have not been any significant changes in such internal control over financial reporting in the last quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 1.	LEGAL PROCEEDINGS

As of September 30, 2014, there are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

As of September 30, 2014, there were no material changes to the “Risk Factors” disclosed in the Company’s Annual Report for the year ended December 31, 2013 on Form 10-K filed on March 18, 2014. However, the risks described in our 2013 Annual Report on Form 10-K are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table presents information related to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2014	2,700	$10.94	2,700	142,300
August 1-31, 2014	142,300	11.23	142,300	—
September 1-30, 2014	—	—	—	280,832
Total	145,000	11.23	145,000	280,832

(1)
On June 4, 2014, the Company publicly announced a third share repurchase program for 145,000 shares. All 145,000 shares were purchased during the third quarter of 2014. On September 9, 2014, the Company publicly announced a fourth share repurchase program for 280,832 shares. During the third quarter of 2014, there were no repurchases under the fourth program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from LaPorte Bancorp, Inc.'s Form 10-Q Report for the quarterly period ended September 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders' Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaPorte Bancorp, Inc.

Date:	November 13, 2014	/s/ Lee A. Brady
Lee A. Brady
Chief Executive Officer

Date:	November 13, 2014	/s/ Michele M. Thompson
Michele M. Thompson
President and Chief Financial Officer