Form 10-K
period 2014-12-31
LaPorte Bancorp, Inc.
filed 2015-03-12
CIK 1549276

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2014
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File No. 001-35684
LaPorte Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Maryland	35-2456698
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

710 Indiana Avenue, LaPorte, Indiana	46350
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (219) 362-7511
Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC
(Title of each class)	(Name of each exchange on which registered)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Based on the closing sales price on the NASDAQ Stock Market on June 30, 2014, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was $63.4 million.
On March 9, 2015, the number of shares outstanding of the Registrant’s Common Stock was 5,623,566 shares.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive proxy statement for its 2015 Annual Meeting of Shareholders are incorporated by reference in Part III.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of the Company and certain subsidiaries are detailed in “Item 1A – Risk Factors” within this Annual Report on Form 10-K. In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

•	changes in prevailing real estate values and loan demand both nationally and within our current and future market area;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing, and savings habits;

•	the amount of assessments and premiums we are required to pay for FDIC deposit insurance;

•	legislative or regulatory changes that affect our business including the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and its impact on our compliance costs;

•	the success of our mortgage warehouse lending program including the impact of the Dodd-Frank Act on the mortgage companies;

•	our ability to manage the impact of changes in interest rates, spreads on interest earning assets and interest-bearing liabilities, and interest rate sensitivity;

•	rising interest rates and their impact on mortgage loan volumes;

•	our ability to successfully manage our commercial lending;

•	the financial health of certain entities, including government sponsored enterprises, the securities of which are owned or acquired by the Company;

•	adverse changes in the securities market;

•	the new capital rules effective on January 1, 2015;

•	the costs, effects, and outcomes of existing or future litigation;

•	the economic impact of past and any future terrorist attacks, acts of war, or threats thereof and the response of the United States to any such threats and attacks; and

•	the ability of the Company to manage the risks associated with the foregoing factors as well as anticipated risk factors.

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
The Company is subject to regulation and examination by the Federal Reserve Board. The Company, as the holding company of The LaPorte Savings Bank, is authorized to pursue other business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies. The Company is a financial holding company. See “Supervision and Regulation—Holding Company Regulation” for a discussion of permitted activities. The Company currently has no specific arrangements or understandings regarding any such other activities.
The Company’s cash flow depends on dividends received from The LaPorte Savings Bank. The Company neither owns nor leases significant infrastructure, but instead pays a fee to the Bank for the use of its premises, furniture, and equipment. The Company employs only persons who are officers of the Bank to serve as officers of the Company. The Company will utilize support staff of the Bank from time to time and pay a fee to the Bank for the time devoted to Company business by those employees. However, these persons are not separately compensated by the Company. The Company may hire additional employees, as appropriate, to the extent it expands its business in the future.
At December 31, 2014, the Company had consolidated assets of $518.6 million, deposits of $340.8 million and total shareholders' equity of $82.4 million.
The Company’s home office is located at 710 Indiana Avenue, LaPorte, Indiana 46350 and the telephone number is (219) 362-7511.
The LaPorte Savings Bank
The LaPorte Savings Bank is an Indiana-chartered savings bank that operates seven full-service locations in LaPorte and Porter Counties, Indiana, and a mortgage loan production office in St. Joseph, Michigan. We offer a variety of deposit and loan products to individuals and businesses, most of which are located in our primary market areas of LaPorte and Porter Counties, Indiana. The Bank is subject to comprehensive regulation and examination by the Federal Deposit Insurance Corporation and the Indiana Department of Financial Institutions. The Bank has one wholly-owned subsidiary, LSB Investments, Inc., which manages a large portion of the investment portfolio for the Bank. LSB Investments, Inc. has one wholly-owned subsidiary, LSB Real Estate, Inc., which is a real estate investment trust that purchases mortgage loans originated by the Bank.
Our business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in mortgage warehouse loans, commercial real estate loans, residential loans, commercial loans, home equity loans and lines of credit, and to a lesser extent, construction and land loans, automobile, and other consumer loans. In addition, we invest in mortgage-backed securities, collateralized mortgage obligation securities, municipal bond securities, U.S. treasury and agency securities, corporate bond securities, and interest-earning time deposits at other financial institutions. We also offer trust services through a referral agreement with a third party. For a description of our business strategy, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Strategy.”
Our website address is www.laportesavingsbank.com. Information on our website is not and should not be considered a part of this Annual Report on Form 10-K.

Market Area
Our primary market for both loans (with the exception of mortgage warehouse loans) and deposits is currently around the areas where our full-service banking offices are located in LaPorte and Porter Counties in Indiana as well as the contiguous counties in Indiana and Michigan. We also serve St. Joseph, Michigan, and its surrounding areas by providing residential mortgage loans through our mortgage loan production office located in St. Joseph.
Because of its location at the southern tip of Lake Michigan, LaPorte County is a major access point to the Chicago market for both rail and highway. LaPorte County is the second largest county geographically in Indiana. The southern part of the county is rural and agricultural in nature. The northern part of the county is where LaPorte and Michigan City are located and the majority of the population is centered. It is also where the majority of the growth is centered for the county. LaPorte County has experienced a small growth in population of 1.0% from 110,106 in 2000 to 111,281 in 2013, according to the 2013 Indiana Business Research Center at Indiana University Kelley School of Business (“Indiana Business Research Center”). The economies of LaPorte and Michigan City are mainly large manufacturing and retail trade; however, both have made the transition to health care and social services, accommodation and food services, and construction. According to the Indiana Business Research Center, LaPorte County’s major employment sectors are manufacturing and health care and social assistance, and its unemployment rate was 9.4% during 2013, which was above the state’s average rate of 7.5% during 2013. LaPorte County's median household income in 2013 was slightly below the state’s median household income. LaPorte County ranks 33rd in the state for those with educations of college graduate or higher. We continued to experience moderately declining property values with pockets of stability in certain areas of LaPorte County during 2014.
Porter County, to the west of LaPorte County, has historically seen higher growth because of its proximity to the Chicago market. The population of Porter County grew 1.3% from the 2010 U.S. Census to 166,557 in 2013 according to the Indiana Business Research Center. Porter County’s major employment sectors are manufacturing, retail trade, health care and social services, accommodation and food services, and educational services. The economy of Porter County is critical to the Northwest Indiana region, which is made up of seven counties. The majority of the population within Porter County is centered between Portage and Valparaiso. Our Chesterton branch is located between Portage and Valparaiso. The unemployment rate for Porter County of 7.4% during 2013 was similar to the state’s average rate of 7.5% during 2013 and the median household income in 2013 ranked 5th highest in the state of Indiana according to the Indiana Business Research Center. It is the 13th highest ranking county in the state for those with educations of college graduate or higher also according to the Indiana Business Research Center. We also continue to experience moderately declining property values with pockets of stability in certain areas of Porter County during 2014.
Competition
We face significant competition in both originating loans and attracting deposits. The markets that we serve have a significant concentration of financial institutions, many of which are significantly larger than us and have greater financial resources than we do. Our competition for loans comes principally from commercial banks, mortgage banking companies, credit unions, leasing companies, insurance companies, and other financial service companies. In addition, our mortgage warehouse lending competition is nationwide, and we are often competing with institutions that are significantly larger and may be able to offer larger lines or facilities and lower interest rates and fees. Our most direct competition for deposits has historically come from commercial banks, savings banks, and credit unions. We face additional competition for deposits from non-depository competitors such as the mutual fund industry, securities and brokerage firms, and insurance companies.
We believe our convenient branch locations, our emphasis on personalized banking, and our ability for local decision-making in our banking business provide a competitive advantage over the competition in our market areas. Specifically, we promote and maintain relationships and build customer loyalty within the communities we serve by focusing our marketing and community involvement on the specific needs of these communities. Within LaPorte and Porter Counties in Indiana, the Bank had deposit market shares of 19.5% and 1.7%, respectively, at June 30, 2014, which represented the second and ninth largest deposit market shares in the respective counties.
Lending Activities
Our lending strategy is primarily driven by our strategy to grow our commercial real estate and commercial business loan portfolios and to build commercial banking relationships within the markets we serve as well as the contiguous counties in Indiana and Michigan. We believe we employ experienced commercial lenders who have developed relationships with small to mid-market businesses. In addition, our Executive Vice President and Chief Credit Officer has over 20 years of experience in commercial lending and offers additional support along with our credit administration department.

We offer one- to four-family residential loans and originate primarily for sale into the secondary market. We also retain a percentage of fixed mortgages with a 10-15 year term as well as five and seven year adjustable rate mortgages with 30 year amortizations within our portfolio in order to increase our loan balances and to reduce the effect of the amortization of the older mortgages in the portfolio. During 2013, we strengthened our residential lending team and infrastructure by hiring an experienced residential mortgage lending manager to grow our mortgage origination business in our local market areas in LaPorte and Porter Counties in Indiana. In addition, we established a mortgage loan production office in St. Joseph, Michigan, and serve that market with an experienced mortgage originator and an underwriter. These strategic additions enabled us to increase our purchase mortgage business during 2014 to reduce the impact of the decline in mortgage refinances.
We also provide financing to mortgage companies through our mortgage warehouse lending department, which is led by our Senior Vice President of Mortgage Warehouse Lending who has over 17 years of experience with this type of lending. Mortgage warehouse lending provides additional profitability through higher interest income and related fees but is subject to changes in mortgage purchase and refinancing activity from changes in mortgage interest rates and current market trends. In an effort to offset the impact of challenges within the mortgage industry and to lessen our reliance on a smaller number of larger lines, we continued to diversify geographically throughout the United States and also increased the number of warehouse lenders. During 2014, we added 15 new mortgage warehouse lines, 10 of which were in states where we did not already have a lending presence. At December 31, 2014, we had 29 active participants within 17 states with lines ranging from $2 million to $30 million. We anticipate that we will continue to add mortgage warehouse participants during 2015.
The volume of and risk associated with our loans are affected by general economic conditions, including the continued weakness in real estate values.
Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by management and approved by the Board of Directors. Our lending policies are reviewed and updated at least annually, most recently in October 2014 for mortgage lending and December 2014 for commercial, mortgage warehouse, and consumer lending policies. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the officer’s experience and tenure. In addition, our Executive Vice President and Chief Credit Officer has the authority to approve all commercial loans or lending relationships up to $500,000. Generally, all commercial loans or lending relationships greater than $500,000 but less than $1.25 million must be approved by our Officer Loan Committee, which is compromised of the Chief Executive Officer, President and Chief Financial Officer, Executive Vice President and Chief Credit Officer, Senior Vice President – Mortgage Warehousing, and Senior Vice President – Commercial Lending. Individual loans or lending relationships with aggregate exposure in excess of $1.25 million but less than $3.5 million must be approved by our Board of Directors Loan Committee, which includes five outside directors. Loans or lending relationships in excess of $3.5 million must be approved by the full Board of Directors.
Our mortgage warehouse loan approval process is intended to minimize potential risk by establishing desirable relationships with experienced and well-managed mortgage companies (participants). The Bank is relying primarily upon the mortgagor to repay the loan or extension of credit, but the mortgage participant and their principal owners must guarantee the performance of those loans or extensions of credit they have originated. All residential mortgage loans in excess of an individual mortgage warehouse staff member’s loan authority must be approved by two members of the Officer Loan Committee. We have also established limits on outstanding lines to each mortgage participant. A maximum limit of $30.0 million has been established for a single mortgage participant or for mortgage participants with common ownership. The Board of Directors has the authority to increase this limit up to 20%. However, each individual mortgage originated by a mortgage participant must be below our legal lending limit.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated with the exception of mortgage loans held for sale totaling $763,000, $1.1 million, $1.2 million, $3.0 million, and $4.2 million at December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

	At December 31,
	2014		2013		2012		2011		2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial:
Commercial and industrial	$17,415	5.63%	$17,640	5.94%	$20,179	6.35%	$18,017	6.03%	$17,977	6.49%
Real estate	75,263	24.32	83,782	28.22	79,817	25.12	80,430	26.90	79,807	28.82
Five or more family	16,486	5.33	15,402	5.19	14,284	4.49	17,719	5.93	11,586	4.18
Construction	2,322	0.75	3,949	1.33	1,793	0.56	1,175	0.39	4,947	1.79
Land	6,826	2.20	8,149	2.74	8,490	2.67	9,218	3.08	10,397	3.76
Total commercial	118,312	38.23	128,922	43.42	124,563	39.20	126,559	42.33	124,714	45.04
One- to four-family	39,317	12.71	35,438	11.93	36,996	11.64	45,576	15.25	57,144	20.64
Mortgage warehouse	132,636	42.86	115,443	38.88	137,467	43.26	103,864	34.74	69,600	25.13
Residential construction:
Construction	1,472	0.48	503	0.17	1,108	0.35	2,631	0.88	1,885	0.68
Land	192	0.06	289	0.10	367	0.12	416	0.14	398	0.14
Total residential construction	1,664	0.54	792	0.27	1,475	0.46	3,047	1.02	2,283	0.82
Home equity	13,195	4.26	11,397	3.84	12,267	3.86	12,966	4.34	14,187	5.12
Consumer and other	4,325	1.40	4,920	1.66	5,018	1.58	6,942	2.32	8,985	3.25
Total loans	309,449	100.00%	296,912	100.00%	317,786	100.00%	298,954	100.00%	276,913	100.00%
Net deferred loan costs	277		278		214		177		133
Allowance for loan losses	(3,595)		(3,905)		(4,308)		(3,772)		(3,943)
Total loans, net	$306,131		$293,285		$313,692		$295,359		$273,103

(1)
Includes $172,000, $508,000, $1.2 million, $2.2 million, and $3.4 million of indirect automobile loans at December 31, 2014, 2013, 2012, 2011, and 2010, respectively. Includes $4.2 million, $4.4 million, $3.9 million, $4.7 million, and $5.6 million of direct automobile loans and other loans at December 31, 2014, 2013, 2012, 2011, and 2010, respectively.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2014. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Commercial and industrial		Commercial Real Estate		Five or More Family		Commercial Construction
Due During the Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2015	$5,042	4.41%	$10,422	5.72%	$3,754	6.50%	$2,322	4.16%
2016	2,064	4.77	7,206	5.50	326	6.50	—	—
2017	4,114	4.71	7,044	5.22	1,009	4.71	—	—
2018 to 2019	5,314	4.53	38,762	4.76	4,775	4.64	—	—
2020 to 2024	881	5.18	6,807	5.37	6,471	4.45	—	—
2025 to 2029	—	—	1,773	5.72	—	—	—	—
2030 and beyond	—	—	3,249	4.84	151	6.63	—	—
Total	$17,415	4.60%	$75,263	5.09%	$16,486	5.05%	$2,322	4.16%

	Commercial Land		One- to four-family		Mortgage Warehouse		Residential Construction
Due During the Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2015	$2,765	5.42%	$598	5.49%	$132,636	4.05%	$1,472	4.32%
2016	1,747	5.68	252	5.16	—	—	—	—
2017	1,085	5.25	447	6.21	—	—	—	—
2018 to 2019	1,022	5.48	1,150	5.41	—	—	—	—
2020 to 2024	207	5.19	2,826	5.75	—	—	—	—
2025 to 2029	—	—	7,603	4.38	—	—	—	—
2030 and beyond	—	—	26,441	5.07	—	—	—	—
Total	$6,826	5.46%	$39,317	5.02%	$132,636	4.05%	$1,472	4.32%

	Residential Land		Home Equity		Consumer and Other		Total
Due During the Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2015	$3	3.13%	$1,088	4.26%	$519	3.43%	$160,621	4.26%
2016	—	—	811	4.31	237	6.02	12,643	5.36
2017	—	—	1,634	4.20	488	5.14	15,821	4.98
2018 to 2019	1	3.13	3,617	4.00	1,894	3.53	56,535	4.66
2020 to 2024	13	7.75	3,407	4.72	1,137	5.70	21,749	5.05
2025 to 2029	—	—	325	6.16	50	8.97	9,751	4.70
2030 and beyond	175	6	2,313	4.07	—	—	32,329	4.99
Total	$192	6.05%	$13,195	4.32%	$4,325	4.47%	$309,449	4.56%

The following table sets forth the contractual maturities of fixed- and adjustable-rate loans at December 31, 2014 that are due after December 31, 2015.

	Due After December 31, 2015
	Fixed	Adjustable	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$9,899	$2,474	$12,373
Real estate	43,214	21,627	64,841
Five or more family	12,706	26	12,732
Construction	—	—	—
Land	2,772	1,289	4,061
Total commercial loans	68,591	25,416	94,007
One- to four-family	20,736	17,983	38,719
Mortgage warehouse	—	—	—
Residential construction:
Construction	—	—	—
Land	13	176	189
Total residential construction	13	176	189
Home equity	3,360	8,747	12,107
Consumer and other loans	3,711	95	3,806
Total loans	$96,411	$52,417	$148,828
One- to Four-Family Residential Loans. At December 31, 2014, approximately $39.3 million, or 12.7% of our loan portfolio, consisted of one- to four-family residential loans. The majority of the one- to four-family residential mortgage loans we originate are conventional, but we also offer FHA, VA, and USDA loans. We do not, nor have we ever engaged in subprime lending, defined as mortgage loans to borrowers who do not qualify for market interest rates because of problems with their credit history. Our one- to four-family residential mortgage loans are currently originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, although loans may be made with higher loan-to-value ratios at a higher interest rate to compensate for the increased credit risk. Private mortgage insurance is generally required on loans with a loan-to-value ratio in excess of 80%.
Fixed-rate loans are generally originated for terms between 10 and 30 years. Depending on market conditions, we sell a majority of fixed rate one- to four-family residential loans originated with maturities greater than 15 years as part of our asset/liability management strategy. We strategically retain a small portion of 10 to 15 year fixed-rate loans within our loan portfolio to offset the amortization of our current mortgage portfolio.
We also offer adjustable rate mortgage loans with fixed interest rate terms of five or seven years before converting to an annual adjustment schedule based on changes in the London Interbank Offered Rate or the designated United States Treasury index. We will either retain these adjustable rate mortgage loans or sell them on the secondary market. We originated $7.1 million of adjustable rate one- to four-family residential loans during the year ended December 31, 2014. The adjustable rate mortgage loans that we originate provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 600 basis points, and amortize over terms of up to 30 years.
Adjustable rate mortgage loans help decrease the risk associated with changes in market interest rates based on their periodic repricing terms. However, adjustable rate mortgage loans involve other risks because, as interest rates increase, so do the interest payments on the loan, which may increase the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2014, $18.0 million, or 46.4%, of our one- to four-family residential loans contractually due after December 31, 2015 had adjustable rates of interest.
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
We have established several controls intended to minimize potential risks related to the approval of potential mortgage warehouse participants. The Bank performs an on-site due diligence review of all potential participants to ensure satisfactory controls are being performed as they relate to all aspects of the mortgage business, which may include a review performed by an independent third party. We also obtain substantial reference checks on potential participants from a variety of sources to ensure these companies have a satisfactory track record. Once these reviews are completed, the Senior Vice President – Mortgage Warehouse Lending prepares a “Request for Approval” summarizing this information and our Commercial Credit Administration department performs a detailed financial analysis of potential participants. This information is then presented to the Board of Directors for approval.
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
Lastly, the Bank maintains a financial institution’s Third Party Catastrophe Blanket Bond insurance policy. The policy provides coverage for any fraudulent acts committed by our mortgage warehouse participants or any fraudulent acts committed by a third party involved in the mortgage transaction. The limit of liability for this policy is $7.5 million, with a deductible of $1.0 million at December 31, 2014.
During 2014, we added 15 new warehouse participants with credit lines ranging between $2.0 million and $10.0 million. We added the new participants to provide additional warehouse activity, interest income, and fee income to offset the impact increased mortgage interest rates has on our warehouse business. New participants also provided geographical diversification by increasing our participants to 17 states from seven states in 2013.
At December 31, 2014, we had repurchase agreements with 29 mortgage companies with lines ranging from $2.0 million to $30.0 million. Our largest customer accounted for 17% of our outstanding balances and 22% of our volume in 2014. At December 31, 2014, we increased our mortgage warehouse loans outstanding balances by 14.9% to $132.6 million from $115.4 million at December 31, 2013. During the year ended December 31, 2014, we recorded interest income of $4.6 million, mortgage warehouse loan fees of $695,000 and wire transfer fees of $223,000. During the year ended December 31, 2013, we recorded interest income of $4.4 million, mortgage warehouse loan fees of $680,000 and wire transfer fees of $239,000. Management does not anticipate significant growth in the warehouse portfolio during 2015.

Commercial Real Estate and Five or More Family Loans. At December 31, 2014, $91.7 million, or 29.6%, of our total loan portfolio consisted of commercial real estate and five or more family loans. These types of loans are secured by retail, industrial, warehouse, service, medical, residential apartment complexes, hotels, and other commercial properties. We believe that these types of loans can be a helpful asset/liability management tool because on average, these loans have a shorter term to repricing and a higher yield than our residential loans.
We originate both fixed- and adjustable-rate commercial real estate and five or more family loans, including partially guaranteed U.S. Small Business Administration loans. At December 31, 2014, we had $2.9 million of U.S. Small Business Administration loans in this portfolio. Our originated fixed-rate commercial real estate and five or more family loans generally have initial terms of up to five years, with a balloon payment at the end of the term. Our originated adjustable-rate commercial real estate and five or more family loans generally have an initial term of three- to five-years and a repricing option. Our originated commercial real estate and five or more family loans generally amortize over 15 to 20 years with a maximum loan-to-value ratio of generally 80%.
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
The following table sets forth information regarding our commercial real estate and five or more family loans at December 31, 2014.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)
Non-owner occupied real estate:
Commercial real estate	96	$16,186
Five or more family	25	16,486
Owner occupied real estate:
Development and rental	30	6,006
Health care and social	11	3,485
Retail trade	26	5,179
Accommodation and food	26	18,743
Other services	37	4,571
Manufacturing	31	5,656
Construction	30	4,479
Arts, entertainment and recreation	6	5,478
Other miscellaneous	43	5,480
Total	361	$91,749

Commercial Loans. At December 31, 2014, $17.4 million, or 5.6%, of our total loan portfolio consisted of commercial loans. Commercial credit is offered primarily to business customers, usually for asset acquisition, business expansion, or working capital purposes. We currently offer term loans with three- to five-year maturities and a balloon payment at the end of a term not to exceed 20 years without approval from the Bank’s Board of Directors. The maximum loan-to-value ratio of our current commercial loan originations is generally between 50% to 80%, depending on the type and marketability of the loan’s underlying collateral. The extension of a commercial credit is based on the ability and stability of management, whether cash flows support the proposed debt repayment, the borrower’s earnings projections and related assumptions, and the value and marketability of any underlying collateral.
The following table sets forth information regarding our commercial business (non-real estate) loans at December 31, 2014.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)
Accommodation and food	8	$3,236
Other commercial equipment rental and leasing	1	2,362
Manufacturing	22	2,902
Retail trade	56	1,253
Waste management and remediation services	9	2,242
Public administration	13	1,121
Transportation and warehousing	10	760
Other miscellaneous	60	3,539
Total	179	$17,415
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
Home Equity Loans and Lines of Credit. At December 31, 2014, $13.2 million or 4.3% of our total loan portfolio consisted of home equity loans and lines of credit. We originate fixed home equity loans and variable rate home equity lines of credit secured by the borrower’s residence. The home equity products we originate generally are limited to 80-90% of the property value less any other mortgages depending on tiered credit requirements as established in our credit policy. The variable interest rates for home equity lines of credit are determined by a specified margin over the Wall Street Journal prime rate and may not exceed a designated maximum over the life of the loan. Our home equity lines of credit have an interest rate floor, and at December 31, 2014, the interest rates on the majority of these lines of credit were at their floor. We currently offer home equity loans with terms of up to 15 years with principal and interest paid monthly from the closing date. Our home equity lines of credit provide terms up to 20 years with an initial draw period of up to 10 years and a 10 year repayment period. Historically, our home equity products have monthly repayment requirements that include principal and interest calculated based on 2% of the outstanding principal balance. We previously offered interest-only home equity loans up to a five year term with payments of monthly interest. At the end of the initial term, the line must be paid in full or renewed.
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

Construction and Land Loans. At December 31, 2014, our total loan portfolio included $9.1 million, or 3.0%, of commercial construction and land development and $1.7 million, or 0.5%, of residential construction and land development loans. We make both commercial land development and residential land loans. These loans generally have an interest-only phase during construction then convert to permanent financing. The maximum loan-to-value ratio applicable to these loans is generally 80% for commercial loans and 95% for residential.
We may also make commercial loans to builders and developers for the development of one- to four-family lots in our market area. Land loans are generally made in amounts up to a maximum loan-to-value ratio of 75% based upon an independent appraisal. It is our general policy to obtain personal guarantees from the builders and developers for our land loans.
We make construction loans for commercial development projects such as hospitality, apartment, small retail, hotel, and office buildings. These loans generally have an interest-only phase during construction then convert to permanent financing. Disbursements of construction loan funds are processed through a title company at our discretion based on the progress of construction. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. At December 31, 2014, we had commercial construction loans with an outstanding aggregate balance of $1.6 million and $3.4 million of available commitments which were secured by commercial property.
The majority of our current commercial construction loans are subject to our normal underwriting procedures prior to being converted to permanent financing. Most of our current construction loans, once converted to permanent financing, repay over a period of 20 years. In addition, most of our current construction loans have interest only payments during the construction period. Such loans are approved up to 80% of the lesser of the appraised value of the completed property or contract price plus value of the land improvements. Funds are disbursed based on our inspections in accordance with a projection completion schedule.
We have occasionally made loans to builders and developers “on speculation” to finance the construction of residential property where justified by an independent appraisal. Whether we are willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by a separate underwriting process. At December 31, 2014, we had $686,000 and $1.1 million of available commitments for retail construction loans outstanding that were secured by one- to four-family residential property built on speculation.
We also make construction loans for the construction of residential properties. These loans typically carry fixed interest rates with most structured for permanent mortgage financing within our policy guidelines for one- to four-family residential loans once the construction is completed. Depending on the terms of the permanent mortgage loans, we may decide to sell the loan in the secondary market.
For all of our commercial and residential construction and land loans, we utilize outside independent appraisers approved by the Bank’s Officer Loan Committee. All borrowers are required to obtain title insurance. We also require builders risk insurance on construction loans and, where circumstances warrant, flood insurance on properties.
Construction and land lending generally affords us an opportunity to receive higher origination and other loan fees. In addition, such loans are generally made for relatively short terms. Nevertheless, construction and land lending to persons other than owner-occupants generally involve a higher level of credit risk than permanent one- to four-family residential lending due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on construction projects, real estate developers, and managers. In particular, a slow real estate market, as had been experienced in the past few years, will likely have a significant impact on the ability of the borrower to sell newly constructed units. In addition, the nature of these loans is such that they are more difficult to evaluate and monitor. Our risk of loss on a construction or land loan is dependent largely upon the accuracy of the initial estimate of the property’s value upon completion of the project (which may fluctuate based on market demand) and the estimated cost (including interest) of the project. If the estimate of value proves to be inaccurate, we may be confronted, at or prior to the maturity of the loan, with a project value that is insufficient to assure full repayment and/or the possibility of having to make substantial investments to complete and sell the project. Because defaults in repayment may not occur during the construction period, it may be difficult to identify problem loans at an early stage. When loan payments become due, the cash flow from the property may not be adequate to service the debt. In such cases, we may be required to modify the terms of the loan.

The table below sets forth by type the amount of our construction and land loans, including the amount of such non-performing loans at December 31, 2014. All of the loans are secured by properties located within our market area.

	Net Principal Balance	Non-Performing
	(Dollars in thousands)
Commercial:
Commercial real estate construction	$1,636	$—
Commercial one- to four-family speculation construction	686	—
Commercial land	6,826	1,577
Total commercial construction and land	9,148	1,577
Residential:
One- to four-family construction	1,472	—
Residential land	192	—
Total residential construction and land	1,664	—
Total construction and land loans	$10,812	$1,577
Consumer and Other Loans. We offer a variety of loans that are secured by assets other than real estate such as deposits, recreational vehicles or boats, and automobiles. Our automobile loans are currently originated directly by us. At December 31, 2014, our consumer and other loans totaled $4.3 million, or 1.4%, of the total loan portfolio.
The terms of our consumer and other loans vary according to the type of collateral, length of contract, and creditworthiness of the borrower. We generally will originate direct automobile loans for up to 110% of the retail value for a new automobile and 100% for a used automobile. The repayment schedule of loans covering both new and used vehicles is consistent with the expected life and normal depreciation of the vehicle. The majority of the loans for recreational vehicles and boats were originated by City Savings Bank prior to the City Savings Bank merger and were written for no more than 80% of the estimated sales price of the collateral, for a term that is consistent with the vehicle’s expected life and normal depreciation.
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
Loan Originations, Purchases, and Sales. Our loan origination activities have been primarily concentrated in our local market area, however, we also consider opportunities for and originate commercial loans in other counties including Lake and St. Joseph Counties in Indiana, and Berrien County, Michigan, which are contiguous to the markets we serve. Commercial loans are primarily generated from our experienced commercial lenders, our business relationships, and customer referrals. Residential loans are generated primarily from local realtors, walk-in customers, customer referrals, and other parties with whom we do business, and from the efforts of commissioned residential mortgage originators and advertising. Both commercial loan and residential mortgage loan applications are underwritten and processed at our main office. Residential mortgage loan applications are also underwritten and processed at our St. Joseph, Michigan loan production office. All loans receive final approval at our main office.
From time to time, we purchase loans from third parties to supplement loan production. In particular, we may purchase loans of a type that are not available, or that are not available with as favorable terms, in our own market area. We generally use the same underwriting standards in evaluating loan purchases as we do in originating loans. We made no loan purchases during 2014 and 2013. At December 31, 2014, $908,000, or less than 1% of our loan portfolio consisted of purchased loans, and all of these purchased loans were serviced by others.

We may also sell our originated residential mortgage loans in the secondary market. We generally make decisions regarding the amount of loans we wish to sell based on our portfolio size and amortization, interest rate, and/or credit risk management considerations. During 2014, we strategically retained approximately 30%, or $11.6 million, of our originated variable- and fixed-rate residential mortgage loans, with the fixed-rate loans having a maturity of 15 years or less. Of these loans retained in 2014, 67% were variable-rate loans with a weighted average term of 29.0 years and a weighted average rate of 4.17% and 33% were fixed-rate loans with a weighted average term of 15.0 years and a weighted average rate of 3.85%. During 2013, we sold the majority of our fixed-rate residential loan production as the lower interest rate environment made such loans attractive to consumers but unattractive to us as long-term investments. When selling residential mortgage loans to the secondary market, we make a decision on servicing residential mortgage loans based on customer preference and adjust the rate accordingly. If a customer wishes for us to service the residential mortgage loan, then we generally sell the loan to Freddie Mac with servicing retained, otherwise we generally sell the residential mortgage loan with servicing released to a private investor. At December 31, 2014, we serviced $61.3 million of loans for others, the majority of which were mortgage loans serviced for Freddie Mac.

In addition, we occasionally sell participation interests in our large, multi-family and commercial real estate loans in order to diversify our risk. During 2014, we originated $8.1 million in new loans to one existing five or more family lending relationship and sold $3.1 million of these loans as participations to other banks. The Bank will consider selling participations in the future based on credit risk and our legal lending limits.

Also during 2014, the Bank began developing a program to sell participation interests in our mortgage warehouse lines in order to be able to service an increase in the number of mortgage warehouse customers while keeping outstanding balances within our policy guidelines. This program, to begin in 2015, allows us to continue funding our customers' mortgage business during times of high volume, usually at month end, without exceeding our internal lending capacity guidelines. The program will allow us to retain a servicing fee as well as the majority of the fee income associated with our warehouse business.
The following table shows our loan origination, sale, and principal repayment activities during the years indicated.

	For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Total loans at beginning of year	$296,912	$317,786	$298,954
Loans originated:
Commercial:
Commercial and other	5,051	4,805	9,285
Real estate	8,923	39,927	16,745
Five or more family	12,844	9,649	3,181
Construction	6,297	2,180	3,484
Land	490	795	211
One- to four-family	34,934	36,119	49,634
Mortgage warehouse	2,195,170	2,287,525	2,787,842
Residential construction:
Construction	2,718	946	1,998
Home equity	7,608	5,576	6,775
Consumer and other	1,776	2,072	852
Total loans originated	2,275,811	2,389,594	2,880,007
Loans sold:
Commercial:
Five or more family	(2,990)	—	—
One- to four-family	(25,074)	(30,056)	(49,916)
Total loans sold	(28,064)	(30,056)	(49,916)
Deduct:
Principal repayments	(2,235,210)	(2,380,412)	(2,811,259)
Net loan activity	12,537	(20,874)	18,832
Total loans at end of year (excluding net deferred loan costs)	$309,449	$296,912	$317,786

Nonperforming Loans and Assets. We use the accrual method of accounting for all performing loans. The accrual of interest income is generally discontinued when the contractual payment of principal or interest has become 90 days past due or management has serious doubts about further collectibility of principal or interest, even though the loan is currently performing. When a loan is placed on nonaccrual status, unpaid interest previously credited to income is reversed. Interest received on nonaccrual loans generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectibility of principal. Generally, loans are restored to accrual status when the obligation is performing for a reasonable period of time in accordance with the contractual terms and the ultimate collectibility of total contractual principal and interest is no longer in doubt. Loans considered to be troubled debt restructurings follow the same policy for accrual of interest income.
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
Fair values for determining the value of collateral are estimated from various sources, such as real estate and equipment appraisals, financial statements, and any other reliable sources of available information. For those loans deemed to be impaired, collateral value is reduced for the estimated costs to sell. Reductions of collateral value are based on historical loss experience, current market data, and any other source of reliable information specific to the collateral.
This analysis process is inherently subjective, as it requires us to make estimates that are susceptible to revisions as more information becomes available. Although we believe that we have established the allowance for loan losses at levels to absorb probable incurred losses, future additions may be necessary if future economic or other conditions differ from the current environment.

The following table sets forth the amounts and categories of our nonperforming assets at the dates indicated. None of our mortgage warehouse loans have been considered nonperforming assets at the dates indicated.

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Nonaccrual loans:
Commercial:
Commercial and industrial	$—	$—	$—	$28	$—
Real estate	825	843	2,642	1,935	2,819
Land	1,577	2,748	2,985	2,800	2,248
Total commercial loans	2,402	3,591	5,627	4,763	5,067
One- to four-family	1,252	1,044	1,831	1,325	1,224
Residential land	—	—	—	—	220
Home equity	7	43	53	14	377
Consumer and other	—	3	5	8	4
Total nonaccruing troubled debt restructured loans (1)	762	227	842	254	—
Total nonaccrual loans	4,423	4,908	8,358	6,364	6,892
Loans greater than 90 days delinquent and still accruing	—	—	—	—	—
Total nonperforming loans	4,423	4,908	8,358	6,364	6,892
Foreclosed assets:
Commercial:
Real estate	67	646	384	365	530
Land	512	205	305	390	390
Total commercial loans	579	851	689	755	920
One- to four-family	25	281	133	140	596
Residential land	45	56	80	117	—
Total foreclosed assets	649	1,188	902	1,012	1,516
Total nonperforming assets	$5,072	$6,096	$9,260	$7,376	$8,408

Total accruing troubled debt restructured loans (2)	$5,873	$1,949	$—	$—	$—

Ratios:
Nonperforming loans to total loans	1.43%	1.65%	2.63%	2.13%	2.49%
Nonperforming assets to total assets	0.98	1.16	1.88	1.55	1.89

(1)
At December 31, 2014, $682,000 of one- to four-family residential loans, $53,000 commercial real estate loans, and $27,000 commercial loans were classified as nonaccruing troubled debt restructured loans. At December 31, 2013, $146,000 of one- to four-family residential loans, $54,000 commercial real estate loans, and $27,000 commercial loans were classified as nonaccuring troubled debt restructured loans.

(2)
At December 31, 2014, $3.7 million of five or more family loans, $2.1 million of commercial real estate loans, $56,000 of one- to four-family loans, and $25,000 of consumer and other loans were classified as accruing troubled debt restructured loans. At December 31, 2013, $1.9 million of commercial real estate loans, $58,000 of one- to four-family loans, and $32,000 of consumer and other loans were classified as accruing troubled debt restructured loans.

Total nonperforming loans decreased $485,000, or 9.9%, to $4.4 million at December 31, 2014 compared to $4.9 million at December 31, 2013. The decrease in nonperforming loans was primarily due to a decrease in nonperforming commercial land loans resulting from a partial paydown of $1.0 million on a $3.1 million nonperforming commercial real estate and commercial land relationship during 2014. In addition, nonperforming commercial land loans decreased due to $82,000 of paydowns received on two relationships and the repayment of $66,000 related to another commercial land relationship. Partially offsetting these decreases was a $208,000 increase in nonperforming residential mortgage loans due to the transfer of seven loans totaling $685,000 to nonaccrual status during 2014 which were offset by the transfer of four mortgage loans totaling $179,000 to OREO and paydowns totaling $52,000 on four other mortgage loans. The increase in nonaccruing troubled debt restructurings was due to four residential mortgage loans totaling $514,000 being restructured during 2014.
For the year ended December 31, 2014, contractual gross interest income of $315,000 would have been recorded on non-performing loans if those loans had been current in accordance with their original terms and been outstanding throughout the year or since origination. For the year ended December 31, 2014, gross interest income that was recorded related to such non-performing loans totaled $10,000.
Troubled Debt Restructured Loans. A loan is considered a troubled debt restructuring if we grant a concession to the borrower and the borrower is experiencing financial difficulties. According to our current loan policy, commercial loans and one- to four-family residential loans with a risk grade of five or higher which are in the process of being renewed, refinanced, modified, or the borrower is requesting a payment extension, the Loan Officer, Executive Vice President, and either the President/Chief Financial Officer or Chief Accounting Officer will review the request to determine if the loan should be considered a troubled debt restructuring. All other borrower-requested modifications are reviewed by the Executive Vice President and Chief Credit Officer to determine if the loan should be considered a troubled debt restructuring. The Finance Department may also be consulted when determining whether a loan should be considered a troubled debt restructuring. These loans may also be reviewed by the Officer Loan Committee. At December 31, 2014 and 2013, we had $6.6 million and $2.2 million, respectively, in loans classified as troubled debt restructurings. Of the total troubled debt restructurings at December 31, 2014, $762,000 were on nonaccrual status and included $682,000 of one- to four-family residential loans, $53,000 of commercial real estate loans, and $27,000 of commercial loans. The remaining $5.9 million of our troubled debt restructurings were performing in accordance with their revised agreements and included $3.7 million of five or more family loans, $2.1 million of commercial real estate loans, $56,000 of one- to four-family residential loans, and $25,000 of consumer and other loans.
For the year ended December 31, 2014 and 2013, gross interest income that would have been recorded had our nonperforming troubled debt restructurings been current in accordance with their original terms was $18,000 and $16,000, respectively. We did not record any gross interest income during the year ended December 31, 2014 and 2013 related to our nonperforming troubled debt restructurings.
Delinquencies and Problem Assets. After a real estate secured loan becomes 15 days late, or 10 days for consumer and commercial loans, we deliver a computer generated late charge notice to the borrower and will attempt to contact the borrower by telephone to make payment arrangements. We attempt to make satisfactory arrangements to bring the account current, including interviewing the borrower, until the loan is brought current or a determination is made to recommend foreclosure, deed-in-lieu of foreclosure, or other appropriate action. After a loan becomes delinquent between 20 and 30 days or more, we will generally refer the matter to the Management Collections Committee, comprised of the Executive Vice President and Chief Credit Officer, Assistant Vice President of Mortgage Warehousing, and the Collections Manager, which may authorize legal counsel to commence foreclosure proceedings.
All delinquent loans are reviewed on a regular basis and such loans are placed on nonaccrual status when they become more than 90 days delinquent with the only exception being with matured loans, in which full payment of principal and interest is expected. When loans are placed on nonaccrual status, unpaid accrued interest for the current year is reversed from interest income, any prior year unpaid accrued interest is charged-off against the allowance for loan losses. Further income is recognized only to the extent received, if there is no risk of loss of principal, in which case all payments are applied to principal.

The following table sets forth certain information with respect to our loan portfolio delinquencies by type and amount at the years indicated. None of our mortgage warehouse loans have been delinquent at the years indicated.

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2014:
Commercial:
Commercial and industrial	—	$—	—	$—	1	$27	1	$27
Real estate	1	72	—	—	6	822	7	894
Land	—	—	—	—	4	1,216	4	1,216
Total commercial	1	72	—	—	11	2,065	12	2,137
One- to four-family	5	454	2	203	8	920	15	1,577
Home equity	—	—	1	73	2	7	3	80
Consumer and other	2	19	—	—	—	—	2	19
Total	8	$545	3	$276	21	$2,992	32	$3,813

At December 31, 2013:
Commercial:
Commercial and industrial	1	$2	—	$—	1	$27	2	$29
Real estate	7	2,377	—	—	5	874	12	3,251
Five or more family	2	76	—	—	—	—	2	76
Land	—	—	—	—	5	2,317	5	2,317
Total commercial	10	2,455	—	—	11	3,218	21	5,673
One- to four-family	11	640	1	7	11	1,161	23	1,808
Home equity	1	4	—	—	2	12	3	16
Consumer and other	3	176	—	—	3	3	6	179
Total	25	$3,275	1	$7	27	$4,394	53	$7,676

At December 31, 2012:
Commercial:
Commercial and industrial	3	$66	—	$—	—	$—	3	$66
Real estate	5	1,019	1	24	14	2,642	20	3,685
Land	—	—	1	109	5	2,494	6	2,603
Total commercial	8	1,085	2	133	19	5,136	29	6,354
One- to four-family	11	524	3	283	12	1,469	26	2,276
Home equity	2	21	—	—	2	25	4	46
Consumer and other	3	13	—	—	3	5	6	18
Total	24	$1,643	5	$416	36	$6,635	65	$8,694

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2011:
Commercial:
Commercial and industrial	—	$—	—	$—	2	$28	2	$28
Real estate	3	1,058	2	127	9	1,589	14	2,774
Five or more family	1	43	—	—	—	—	1	43
Land	1	216	—	—	3	2,248	4	2,464
Total commercial	5	1,317	2	127	14	3,865	21	5,309
One- to four-family	14	1,292	1	55	9	1,115	24	2,462
Home equity	—	—	—	—	1	14	1	14
Consumer and other	3	27	1	14	3	8	7	49
Total	22	$2,636	4	$196	27	$5,002	53	$7,834

At December 31, 2010:
Commercial:
Commercial and industrial	—	$—	1	$35	—	$—	1	$35
Real estate	6	1,328	—	—	9	1,580	15	2,908
Five or more family	1	48	—	—	—	—	1	48
Land	—	—	—	—	1	132	1	132
Total commercial	7	1,376	1	35	10	1,712	18	3,123
One- to four-family	16	1,200	—	—	11	1,021	27	2,221
Residential land	1	44	—	—	1	88	2	132
Home equity	—	—	1	377	—	—	1	377
Consumer and other	7	184	—	—	3	4	10	188
Total	31	$2,804	2	$412	25	$2,825	58	$6,041
Classified Assets. Banking regulations and our Asset Classification Policy provide that loans and other assets considered to be of lesser quality should be classified as “substandard,” “doubtful,” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor(s) or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard,” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. We classify an asset as “special mention” if the asset has a potential weakness that warrants management’s close attention. While such assets are not impaired, management has concluded that if the potential weakness in the asset is not addressed, the value of the asset may deteriorate, thereby adversely affecting the repayment of the asset.
An institution is required to establish specific allowances for loan losses in an amount deemed prudent by management for loans classified substandard or doubtful, as well as for other problem loans. General allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an institution classifies problem assets as “loss,” it is required either to establish a specific allowance for losses equal to 100% of the amount of the asset so classified or to charge off such amount. Our determination as to the classification of our assets and the amount of our valuation allowances are subject to review by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation, which can order the establishment of additional general or specific loss allowances.
The loan portfolio is reviewed on a regular basis to determine whether any loans require classification in accordance with applicable regulations. Not all classified assets constitute nonperforming assets.

On the basis of this review of our assets, we had classified or identified as special mention the following assets as of the date indicated:

	At December 31,
	2014	2013	2012
	(Dollars in thousands)
Special mention	$1,958	$7,995	$11,404
Substandard	13,656	13,098	12,712
Doubtful	20	23	—
Loss	—	—	—
Total classified and special mention assets	$15,634	$21,116	$24,116
On the basis of management’s review of our assets, at December 31, 2014, we identified approximately $2.0 million of our assets as special mention and classified $13.7 million as substandard and $20,000 as doubtful. Special mention loans decreased $6.0 million at December 31, 2014 when compared to December 31, 2013 as three relationships totaling $3.8 million were upgraded during 2014 based upon improved financial performance and analysis of the borrowers and a total of $1.8 million of special mention loans were repaid during 2014. These decreases were partially offset by the downgrade during 2014 of six relationships totaling $2.3 million to special mention. Substandard loans increased $558,000 at December 31, 2014 when compared to December 31, 2013 as a result of $2.0 million of loans being downgraded during 2014 which was partially offset by $1.3 million in paydowns received on these loans during 2014. Of these payments, $1.1 million was related to partial paydowns on a $3.1 million nonperforming commercial real estate and commercial land relationship.
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
A loan is impaired when full payment of principal and interest under the loan terms is not expected. All individually classified commercial and residential mortgage loans are evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the net realizable fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.
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

While management uses available information to recognize probable and reasonably estimable loan losses, future loss provisions may be necessary based on changing economic conditions. Payments received on impaired loans that are on nonaccrual are applied first to principal until there is no risk of loss of the principal. The allowance for loan losses is maintained at a level that represents management’s best estimate of losses inherent in the loan portfolio that are both probable and reasonably estimable.
The following table sets forth activity in our allowance for loan losses for the years indicated. We have not experienced any charge-offs or recoveries in our five or more family real estate loans, mortgage warehouse, residential construction, or residential land portfolio for the years indicated.

	At or For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance at beginning of year	$3,905	$4,308	$3,772	$3,943	$2,776
Charge-offs:
Commercial:
Commercial and industrial	—	—	(13)	—	(313)
Real estate	—	(103)	(370)	(1,057)	(1,107)
Construction	—	—	—	—	(558)
Land	—	(102)	—	(27)	—
Total commercial	—	(205)	(383)	(1,084)	(1,978)
One- to four-family	(159)	(190)	(84)	(132)	(172)
Home equity	(12)	(22)	(35)	(52)	(105)
Consumer and other	(30)	(26)	(67)	(62)	(78)
Total charge-offs	(201)	(443)	(569)	(1,330)	(2,333)
Recoveries:
Commercial:
Commercial and industrial	—	—	38	—	—
Real estate	—	—	8	—	—
Total commercial	—	—	46	—	—
One- to four-family	21	19	2	—	—
Home equity	5	—	1	2	—
Consumer and other	15	15	19	20	28
Total recoveries	41	34	68	22	28
Net (charge-offs) recoveries	(160)	(409)	(501)	(1,308)	(2,305)
Provision (credit) for loan losses	(150)	6	1,037	1,137	3,472
Balance at end of year	$3,595	$3,905	$4,308	$3,772	$3,943
Ratios:
Net charge-offs to average loans outstanding	0.06%	0.15%	0.17%	0.50%	0.87%
Allowance for loan losses to nonperforming loans	81.28	79.56	51.54	59.27	57.21
Allowance for loan losses to total loans	1.16	1.31	1.35	1.26	1.42

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

	At December 31,
	2014			2013
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial:
Commercial and industrial	$49	$17,415	5.63%	$69	$17,640	5.94%
Real estate	1,379	75,263	24.32	1,747	83,782	28.22
Five or more family	111	16,486	5.33	218	15,402	5.19
Construction	10	2,322	0.75	73	3,949	1.33
Land	567	6,826	2.20	618	8,149	2.74
Total commercial	2,116	118,312	38.23	2,725	128,922	43.42
One- to four-family	676	39,317	12.71	458	35,438	11.93
Mortgage warehouse	654	132,636	42.86	508	115,443	38.88
Residential construction:
Construction	4	1,472	0.48	—	503	0.17
Land	—	192	0.06	—	289	0.10
Total residential construction	4	1,664	0.54	—	792	0.27
Home equity	90	13,195	4.26	111	11,397	3.84
Consumer and other	55	4,325	1.40	83	4,920	1.66
Unallocated	—	—	—	20	—	—
Total loans (excluding net deferred loan costs)	$3,595	$309,449	100.00%	$3,905	$296,912	100.00%

	At December 31,
	2012			2011
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial:
Commercial and industrial	$74	$20,179	6.35%	$223	$18,017	6.03%
Real estate	1,867	79,816	25.12	1,868	80,430	26.90
Five or more family	279	14,284	4.49	422	17,719	5.93
Construction	35	1,793	0.56	28	1,175	0.39
Land	876	8,490	2.67	233	9,218	3.08
Total commercial	3,131	124,562	39.20	2,774	126,559	42.33
One- to four-family	401	36,996	11.64	374	45,576	15.25
Mortgage warehouse	601	137,467	43.26	393	103,864	34.74
Residential construction:
Construction	1	1,108	0.35	3	2,631	0.88
Land	1	367	0.12	—	416	0.14
Total residential construction	2	1,475	0.46	3	3,047	1.02
Home equity	130	12,267	3.86	119	12,966	4.34
Consumer and other	43	5,019	1.58	109	6,942	2.32
Total loans (excluding net deferred loan costs)	$4,308	$317,786	100.00%	$3,772	$298,954	100.00%

	At December 31, 2010
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial:
Commercial and industrial	$344	$17,977	6.49%
Real estate	2,305	79,807	28.82
Five or more family	216	11,586	4.18
Construction	93	4,947	1.79
Land	183	10,397	3.76
Total commercial	3,141	124,714	45.04
One- to four-family	394	57,144	20.64
Mortgage warehouse	139	69,600	25.13
Residential construction:
Construction	15	1,885	0.68
Land	2	398	0.14
Total residential construction	17	2,283	0.82
Home equity	143	14,187	5.12
Consumer and other	109	8,985	3.25
Total loans (excluding net deferred loan costs)	$3,943	$276,913	100.00%

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
The Bank's wholly-owned subsidiary, LSB Investments, Inc., a Nevada corporation (“LSB Investments”), holds a significant portion of the Bank’s investment securities. These securities consist primarily of mortgage-backed securities, municipal bonds, and agency securities and interest-earning time deposits. At December 31, 2014, the fair value of such securities held by LSB Investments was $64.7 million. In addition, at December 31, 2014, $5.6 million of interest-earning time deposits were also held by LSB Investments. Because LSB Investments is located in Nevada and makes decisions independently from the Bank, the earnings attributable on such securities are not taxable to us for Indiana state income tax purposes. Investment decisions with respect to LSB Investments are made by a third party company based in Nevada, The Key State Companies, who have performed such services for over 20 years for other financial institutions. In general, The Key State Companies utilize investment guidelines similar to ours. The Board of Directors of LSB Investments consists of two employees of The LaPorte Savings Bank and one employee of The Key State Companies to ensure effective oversight.
Our current investment policy generally permits security investments in debt securities issued by the U.S. government and its agencies, municipal bonds, and corporate debt obligations, as well as investments in common stock of the Federal Home Loan Bank of Indianapolis. The policy permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac, Ginnie Mae, and the U.S. Small Business Administration. In addition, we may invest in Collateralized Mortgage Obligations (“CMOs”), Real Estate Mortgage Investment Conduits (“REMICs”) and other mortgage-related products, corporate debt, interest-earning time deposits, and Community Reinvestment Act Qualified Investment Funds. The Company has established guidelines and limitations in certain sectors of the securities portfolio and any exceptions are reported to the Board of Directors. At December 31, 2014, there were no exceptions to these guidelines and limitations to report.
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
At the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent. Securities available-for-sale or trading are reported at fair value, while securities held-to-maturity are reported at amortized cost. At December 31, 2014, all of our securities are classified as available-for-sale.
Some of the securities we hold are callable by the issuer. Although these securities may have a yield somewhat higher than the yield of similar securities without such features, these securities are subject to the risk that they may be redeemed by the issuer prior to maturing in the event general interest rates decline. At December 31, 2014, we had $41.8 million of securities which were subject to redemption by the issuer prior to their stated maturity.
We invest in state and municipal securities partly due to their attractive after tax yields. Permissible municipal investments include both general obligation and revenue issues which are rated in one of the four highest rating categories by a nationally recognized statistical rating organization and for which a pre-purchase safety and soundness banking assessment is completed. Investment in local, state non-rated municipal securities are considered only after the creditworthiness of the issuer has been analyzed and determined to be a prudent, safe, and sound investment as outlined in our investment policy. We also invest in taxable municipal securities. At December 31, 2014, we held $4.1 million in taxable municipal securities.

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
Collateralized mortgage obligations are also backed by mortgages; however, they differ from mortgage-backed securities because the principal and interest payments of the underlying mortgages are financially engineered to be paid to the security holders of pre-determined classes or tranches of these securities at a faster or slower pace. The receipt of these principal and interest payments, which depends on the proposed average life for each class, is contingent on a prepayment speed assumption assigned to the underlying mortgages. Variances between the assumed payment speed and actual payments can significantly alter the average lives of such securities. To quantify and mitigate this risk, we undertake a high level of payment analysis before purchasing these securities. We invest in collateralized mortgage obligations classes or tranches in which the payments on the underlying mortgages are passed along at a pace fast enough to provide an average life of two to five years with no change in market interest rates. At December 31, 2014, our collateralized mortgage obligations portfolio had a fair value of $62.5 million and were issued by either a U.S. government-sponsored enterprise or the U.S. Small Business Administration.
We hold Federal Home Loan Bank of Indianapolis (“FHLB”) common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB advance program. There is no trading market for the FHLB stock. The aggregate carrying value of our investment in FHLB stock at December 31, 2014 was $4.3 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the FHLB stock represents its carrying value. However, there can be no assurance that the value of such securities will not decline in the future.
We review equity and debt securities with significant declines in fair value on a periodic basis to determine whether they should be considered temporarily or other than temporarily impaired. In making these determinations, management considers: (1) the length of time and extent that fair value has been less than cost; (2) the financial condition and near term prospects of the issuer; (3) whether the market decline was affected by macroeconomic conditions; and (4) our intent not to sell the security and whether it is more likely than not that we will be required to sell the debt security before its anticipated recovery. For fixed maturity investments with unrealized losses due to interest rates where it is not more likely than not that we will be required to sell the debt security before its anticipated recovery, declines in value below cost are not assumed to be other than temporary. If a decline in the fair value of a security is determined to be other than temporary, the amount of impairment is split into two components as follows: (1) the portion of the other than temporary impairment that is related to credit loss, which must be recognized in the income statement, and (2) the portion of the other than temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows to be expected to be collected and the amortized cost basis. There were no charges related to other than temporary impairment on securities held by us during the years ended December 31, 2014 and December 31, 2013.

All of our securities are classified as available-for-sale. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury and federal agency	$7,447	$7,395	$6,249	$6,150	$8,045	$8,405
State and municipal	54,298	56,847	54,892	55,723	42,161	45,614
Mortgage-backed securities—residential	27,391	27,488	28,197	27,938	11,819	12,385
Government agency sponsored collateralized mortgage obligations	63,140	62,530	74,417	72,311	54,070	55,156
Corporate debt securities	1,000	963	2,121	2,150	3,959	4,060
Total securities available-for-sale	$153,276	$155,223	$165,876	$164,272	$120,054	$125,620
At December 31, 2014, all of our mortgage-backed securities were issued by U.S. government-sponsored enterprises and all of our collateralized mortgage obligations were issued by either U.S. government-sponsored enterprises or the U.S. Small Business Administration.
At December 31, 2014, we had no investments in a single entity (other than U.S. government or agency sponsored securities) that had an aggregate book value in excess of 10% of our shareholders’ equity.
The composition and contractual maturities of the investment securities portfolio at December 31, 2014 are summarized in the following table. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. In addition, under the structure of some of our collateralized mortgage obligations, the short- and intermediate-tranche interests have repayment priority over the longer term tranches of the same underlying mortgage pool. As previously mentioned, some of our securities are callable at the option of the issuer.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. federal agency	$229	3.07%	$6,218	1.28%	$1,000	1.75%	$—	—%	$7,447	$7,395	1.40%
State and municipal	—	—	9,671	2.44	31,759	3.11	12,868	4.42	54,298	56,847	3.30
Mortgage- backed securities—residential	—	—	—	—	4,939	1.68	22,452	1.91	27,391	27,488	1.87
Government agency sponsored collateralized mortgage obligations	—	—	2,347	2.48	7,487	2.23	53,306	1.97	63,140	62,530	2.02
Corporate debt securities	—	—	—	—	1,000	2.00	—	—	1,000	963	2.00
Total securities available-for-sale	$229	3.07%	$18,236	2.05%	$46,185	2.76%	$88,626	2.31%	$153,276	$155,223	2.42%

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
At December 31, 2014, our deposits totaled $340.8 million. Interest-bearing NOW, regular, and other savings and money market deposits totaled $178.3 million at December 31, 2014. At December 31, 2014, we had a total of $109.4 million in certificates of deposit and IRAs. Noninterest bearing demand deposits totaled $53.0 million. A significant portion of our deposits are liquid money market accounts ($57.9 million, or 16.7%, at December 31, 2014). We monitor activity on these accounts and, based on our historical experience and our current pricing strategy, we believe we will maintain a large portion of these accounts in the near future. However, $31.2 million of these money market accounts are public fund deposits at December 31, 2014, which may be withdrawn with little notice.
Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service, and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we generally do not solicit such deposits as they are more difficult to retain than core deposits. At December 31, 2014, we held $26.9 million in brokered certificates of deposits through the Certificate of Deposit Registry Service (“CDARS”) program and pre-approved brokers. We utilize these deposits as a short term funding source for our mortgage warehouse loans. At December 31, 2014, all of our brokered certificates of deposit were purchased through CDARS.
The following table sets forth the distribution of total deposit accounts, by account type, at and for the dates indicated.

	At or for the Year Ended December 31,
	2014				2013
	Average Balance	Balance	Percent	Weighted Average Rate	Average Balance	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$53,263	$53,030	15.56%	—%	$50,686	$51,017	14.71%	—%
Money market/NOW accounts	121,463	115,960	34.03	0.31	117,334	116,830	33.70	0.13
Regular savings	63,387	62,331	18.29	0.06	59,286	61,076	17.62	0.06
Total transaction accounts	238,113	231,321	67.88	0.15	227,306	228,923	66.03	0.07
CDs and IRAs	107,367	109,447	32.12	0.82	112,436	117,778	33.97	1.16
Total deposits	$345,480	$340,768	100.00%	0.38%	$339,742	$346,701	100.00%	0.45%

	At or for the Year Ended December 31, 2012
	Average Balance	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$44,016	$50,892	14.58%	—%
Money market/NOW accounts	111,283	116,666	33.43	0.42
Regular savings	54,058	56,581	16.22	0.05
Total transaction accounts	209,357	224,139	64.23	0.23
CDs and IRAs	135,334	124,831	35.77	1.39
Total deposits	$344,691	$348,970	100.00%	0.65%

As of December 31, 2014, the aggregate amount of our outstanding time certificates in amounts greater than or equal to $100,000 was approximately $48.8 million. The following table sets forth the maturity of these certificates as of December 31, 2014.

At December 31, 2014
(Dollars in thousands)
Three months or less	$30,668
Over three months through six months	2,029
Over six months through one year	6,912
Over one year	9,193
Total	$48,802
Borrowings
From time to time we utilize short-term borrowings to fund loan demand, primarily mortgage warehouse demand. We have also used borrowings where market conditions permit us to purchase securities of a similar duration in order to increase our net interest income by the amount of the spread between the asset yield and the borrowing cost. Finally, from time to time, we have obtained advances with terms of three years or more to extend the term of our liabilities.
We may obtain advances from the FHLB which are collateralized by our investment in FHLB stock and certain of our mortgage, home equity, and commercial real estate loans and mortgage-backed securities. Such advances may be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. To the extent such borrowings have different maturities or repricing terms than our deposits, our interest rate risk profile may change.
The Company's available line of credit with the FHLB was $85.9 million at December 31, 2014, of which $84.9 million in FHLB advances were outstanding, including $10.0 million in overnight borrowings. The Company actively utilizes its borrowing capacity with the FHLB to manage liquidity and to provide a funding alternative to time deposits, if the FHLB’s rates and terms are more favorable. The advances from the FHLB can have maturities from overnight to multiple years. At December 31, 2014, $49.9 million of these advances were due within one year and $35.0 million had maturities greater than a year. At December 31, 2014, $24.9 million of the FHLB advances were variable-rate, of which $15.0 million are currently part of two interest rate swaps. One of the variable rate advances totaled $10.0 million and was swapped for a fixed rate of 3.69% which will mature in July 2016. The other variable rate advance totaled $5.0 million and was swapped for a fixed rate of 3.54% and will mature in September 2015. The remaining $60.0 million in FHLB advances were at fixed rates.
The Company had additional securities and certain approved real estate loans available to pledge as collateral in order to increase our lines of credit with the FHLB. At December 31, 2014, we had $115.0 million in unpledged securities available-for-sale. Based on our FHLB stock ownership, at December 31, 2014 and 2013, we had access to additional FHLB advances of up to $952,000 and $223,000, respectively. If we increased our ownership in FHLB stock to the maximum allowable and increased our pledged collateral accordingly, we could borrow an additional $9.5 million from the FHLB at December 31, 2014.

The Company has an accommodation from First Tennessee Bank National Association (“FTN”) to borrow federal funds up to $15.0 million. This federal funds accommodation is not a confirmed line or loan, and FTN may cancel such accommodation at any time, in whole or in part, without cause or notice, in its sole discretion. At December 31, 2014, the Company did not have an outstanding balance on this line.

The Company also has an agreement with Zions First National Bank (“Zions”) for an unsecured line of credit to borrow federal funds up to $9.0 million. This line of credit was established at the discretion of Zions and may be terminated at any time in its sole discretion. At December 31, 2014, the Company did not have an outstanding balance on this line.

The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated. For additional information, see Notes 10 and 11 of the Notes to our Consolidated Financial Statements.

	At or For the Years Ended December 31,
	2014	2013	2012
	(Dollars in thousands)
FHLB Advances:
Balance at end of year	$84,919	$86,777	$49,009
Average balance during year	72,911	50,097	53,292
Maximum outstanding at any month end	84,992	86,777	74,510
Weighted average interest rate at end of year	0.87%	0.77%	1.15%
Average interest rate during year	1.60	1.93	2.27
FTN Borrowings:
Balance at end of year	$—	$—	$—
Average balance during year	45	—	100
Maximum outstanding at any month end	4,200	—	8,986
Weighted average interest rate at end of year	—%	—%	—%
Average interest rate during year	1.02	—	1.00
Zions Bank Advance:
Balance at end of year	$—	$2,415	$—
Average balance during year	660	642	134
Maximum outstanding at any month end	8,995	8,200	9,000
Weighted average interest rate at end of year	—%	0.41%	—%
Average interest rate during year	0.40	0.47	0.75
In 2007, the Company assumed subordinated debentures as a result of the City Savings Financial Corporation acquisition. In 2003, City Savings Financial Corporation formed the City Savings Bank Statutory Trust I (the “Trust”) and the trust issued 5,000 floating Trust Preferred Securities (the “Securities”) with a liquidation amount of $1,000 per preferred security in a private placement to an offshore entity for an aggregate offering price of $5,000,000. The proceeds of the $5,000,000 were used by the Trust to purchase $5,155,000 in Floating Rate Subordinated Debentures (the “Debentures”) from City Savings Financial Corporation. The Debentures and Securities have a term of 30 years and carry an interest rate adjusted quarterly of three month LIBOR plus 3.10%. At December 31, 2014, this rate was 3.35%.
On April 15, 2009, the Company executed an interest rate swap against the $5.0 million floating rate debentures for five years at an effective fixed rate of 5.54%. This swap matured in April 2014.
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
In August 2014, the Company executed three forward starting interest rate swaps with notional amounts totaling $30.0 million of maturing FHLB advances. The notional amount of each of these interest rate swaps was $10.0 million and were against adjustable rate FHLB advances tied to the one month LIBOR. The first interest rate swap will begin in March 2015 for five years with an effective fixed rate of 2.085%. The second interest rate swap will begin in June 2015 for five years with an effective fixed rate of 2.228%. The third interest rate swap will begin in March 2016 for five years with an effective fixed rate of 2.618%

Subsidiary Activities
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
Employees
As of December 31, 2014, we had 100 full-time employees and 11 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.
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
Loans-to-One-Borrower
We generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of our unimpaired capital and unimpaired surplus. An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. As of December 31, 2014, we were in compliance with our loans-to-one-borrower limitations.

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
Capital Requirements
Under FDIC regulations applicable in 2014, state chartered banks that are not members of the Federal Reserve System, such as the Bank, were required to maintain a minimum leverage capital requirement consisting of a ratio of Tier 1 capital to total assets of 3% if the FDIC determined that the institution is not anticipating or experiencing significant growth and had well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity, good earnings, and in general, is a strong banking organization, rated composite 1 under the Uniform Financial Institutions Rating System (the CAMELS rating system) established by the Federal Financial Institutions Examination Council. For all but the most highly rated institutions meeting the conditions set forth above, the minimum leverage capital ratio was at least 4%. Tier 1 capital is the sum of common shareholders’ equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than certain mortgage servicing assets, purchased credit card relationships, credit-enhancing interest-only strips and certain deferred tax assets), identified losses, investments in certain financial subsidiaries and non-financial equity investments.
In addition to the leverage capital ratio (the ratio of Tier I capital to total assets), state chartered nonmember banks were required to maintain a minimum ratio of qualifying total capital to risk-weighted assets of at least 8%, of which at least half must be Tier 1 capital. Qualifying total capital consists of Tier 1 capital plus Tier 2 capital (also referred to as supplementary capital) items. Tier 2 capital items include allowances for loan losses in an amount of up to 1.25% of risk-weighted assets, cumulative preferred stock and preferred stock with a maturity of over 20 years, certain other capital instruments and up to 45% of pre-tax net unrealized holding gains on equity securities. The includable amount of Tier 2 capital could not exceed the institution’s Tier 1 capital. Under the FDIC risk-weighted system, all of a bank’s balance sheet assets and the credit equivalent amounts of certain off-balance sheet items are assigned to one of four broad risk-weight categories from 0% to 100%, based on the risks inherent in the type of assets or item. The aggregate dollar amount of each category is multiplied by the risk weight assigned to that category. The sum of these weighted values equals the bank’s risk-weighted assets.
At December 31, 2014, the Bank met each of its capital requirements.
In July 2013, the FDIC and the other federal bank regulatory agencies issued a final rule to revise their leverage and risk-based capital requirements and the method for calculating risk-weighted assets to make them consistent with agreements that were reached by the Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Act.  Among other things, the new rule establishes a new common equity Tier 1 minimum capital requirement (4.5% of risk-weighted assets), establishes a uniform minimum leverage ratio of 4%, increases the minimum Tier 1 capital to risk-based assets requirement (from 4% to 6% of risk-weighted assets) and assigns a higher risk weight (150%) to exposures that are more than 90 days past due or are on nonaccrual status and to certain commercial real estate facilities that finance the acquisition, development, or construction of real property.  The final rule also requires unrealized gains and losses on certain available-for-sale securities investments to be included for purposes of calculating regulatory capital requirements unless a one-time opt-in or opt-out is exercised.  The rule limits a banking organization’s capital distributions and certain discretionary bonus payments if the banking organization does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets in addition to the amount necessary to meet its minimum risk-based capital requirements.
 The final rule became effective for the Bank and the Company on January 1, 2015.  The capital conservation buffer requirement will be phased in beginning January 1, 2016 and ending January 1, 2019, when the full capital conservation buffer requirement will be effective.

Prompt Corrective Regulatory Action
Under the federal prompt corrective action statute, the FDIC is required to take supervisory actions against undercapitalized savings institutions under its jurisdiction, the severity of which depends upon the institution’s level of capital. For 2014, a savings institution that had total risk-based capital of less than 8% or a leverage ratio or a Tier 1 risk-based capital ratio that generally was less than 4% is considered to be undercapitalized. A savings institution that had total risk-based capital less than 6%, a Tier 1 core risk-based capital ratio of less than 3% or a leverage ratio that is less than 3% was considered to be “significantly undercapitalized.” A savings institution that had a tangible capital to assets ratio equal to or less than 2% was deemed to be “critically undercapitalized.”
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
In connection with the final capital rule described earlier, the federal banking agencies have adopted amendments, effective January 1, 2015, to the prompt corrective action framework. The various categories have been revised to incorporate the new common equity Tier 1 capital requirement as well as the increases in the Tier 1 to risk-based assets requirement and other revisions.
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

Our authority to extend credit to executive officers, directors and 10% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, the Federal Reserve Board’s Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2014, we were in compliance with these regulations.
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
In addition to the FDIC assessments, the Financing Corporation is authorized to impose and collect, through the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2014, the annualized Financing Corporation assessment was equal to 0.62 of a basis point of total assets less tangible capital.
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
To be regulated as a savings and loan holding company by the Federal Reserve Board, we are required to satisfy a qualified thrift lender (“QTL”) test, under which we either must qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.” “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used to conduct business. A savings institution that fails the QTL test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law. As of December 31, 2014, we maintained 67.2% of our portfolio assets in qualified thrift investments and, therefore, we met the qualified thrift lender test.
Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act, however, required the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions. Instruments such as cumulative preferred stock and trust-preferred securities, which are currently includable within Tier 1 capital by bank holding companies within certain limits, would no longer be includable as Tier 1 capital, subject to certain grandfathering. The previously discussed final rule regarding regulatory capital requirements implements the Dodd-Frank Act as to savings and loan holding companies. Consolidated regulatory capital requirements identical to those applicable to the subsidiary depository institutions will apply to savings and loan holding companies as of January 1, 2015. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019. Legislation was enacted in December 2014 which requires the FRB to amend its “Small Bank Holding Company” Policy Statement to extend the applicability to bank and savings and loan holding companies of up to $1 billion in assets. That will exempt such holding companies from the consolidated holding company capital requirements. Although the Company is currently within the asset size threshold, it is uncertain when the FRB will act and whether the Company would qualify for the exemption under other conditions that may apply.
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
At December 31, 2014, our total federal pre-1988 base year reserve was $2.7 million. However, under current law, pre-1988 base year reserves remain subject to recapture should the Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.
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
Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2014, the Bank had no net operating loss carryforwards for federal income tax purposes and had an Indiana net operating loss carryforward of approximately $3.3 million which will expire in 2028, if not used.
Capital Loss Carryovers. A financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. At December 31, 2013, the Bank had $1.9 million in capital loss carryforwards for state income tax purposes which expired in 2014.
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
A significant portion of our loans are commercial loans, consisting of commercial real estate, five or more family, and commercial business loans, which carry greater credit risk than loans secured by owner occupied one- to four-family real estate.
At December 31, 2014, $109.2 million, or 35.3% of our loan portfolio, consisted of commercial real estate, five or more family, and commercial business loans. We intend to increase our commercial lending in future periods. Given their larger balances and the complexity of the underlying collateral, commercial real estate, five or more family, and commercial business loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. These loans also have greater credit risk than residential real estate for the following reasons:

•	commercial real estate loans—repayment is dependent on income being generated in amounts sufficient to cover operating expenses and debt service;

•	five or more family loans – repayment is dependent on income being generated in amounts sufficient to cover property maintenance and debt service; and

•	commercial and industrial loans—repayment is generally dependent upon the successful operation of the borrower’s business.
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
We operate a mortgage warehousing line of business. Under this program, we provide financing to approved mortgage companies for the origination and sale of residential mortgage loans. Each individual mortgage is assigned to us until the loan is sold to the secondary market by the mortgage company. We take possession of each original note and forward such note to the end investor once the mortgage company has sold the loan. For the year ended December 31, 2014, interest income (including fees) from mortgage warehouse lending totaled $5.3 million, or 29.3%, of total interest income.
Competition in mortgage warehouse lending has increased on a national level as new lenders, especially community and regional banks, have begun entering the mortgage warehouse business. If increased competition occurs and our mortgage warehousing line of business declines, we would be forced to invest our funds in potentially lower yielding interest earning assets, which would negatively affect our earnings. The competition for qualified personnel in the financial services industry is intense, and the loss of key personnel in our mortgage warehousing line of business, such as our Senior Vice President of Mortgage Warehouse Lending, could adversely affect our business. In addition, if interest rates rise, the demand for residential mortgage loans could decline, and as a result, our mortgage warehousing line of business could decline, which would adversely affect our net income.
If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was $3.6 million, or 1.16%, of total loans at December 31, 2014, material additions to our allowance could materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

The LaPorte Savings Bank’s reliance on public funds and brokered deposits could adversely affect its liquidity and operating results.
Among other sources of funds, The LaPorte Savings Bank relies on public funds and brokered deposits to provide funds with which to make loans and provide for its other liquidity needs. On December 31, 2014, public funds and brokered deposits amounted to $67.6 million and $26.9 million, or 19.6% and 7.8%, respectively, of total deposits. All of the public funds deposits at December 31, 2014 were multiple deposit relationships with local public entities within LaPorte and Porter Counties of Indiana. Public funds often fluctuate based on the municipalities’ liquidity needs as well as interest rates paid. All of the brokered deposits are from CDARS, a brokered deposit network that allows members to mitigate the liquidity risk related to brokered deposits. Generally public funds and brokered deposits may not be as stable as other types of deposits. In the future, those depositors may not replace their deposits when they mature, or the Bank may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or with funds from other sources. Not being able to maintain or replace those deposits as they mature would adversely affect the Bank’s liquidity. Paying higher deposit rates to maintain or replace those deposits would adversely affect our net interest margin and operating results.
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
Our liabilities generally have shorter maturities than our assets. This imbalance can create significant earnings volatility as market interest rates change. In periods of rising interest rates, the interest income earned on our assets may not increase as rapidly as the interest paid on our liabilities, resulting in a decline in our net interest income. In periods of declining interest rates, our net interest income is generally positively affected although such positive effects may be reduced or eliminated by prepayments of loans and redemptions of callable securities. In addition, when long-term interest rates are not significantly higher than short-term rates a “flat” yield curve is created and our interest rate spread may decrease thus reducing net interest income. Finally, federal initiatives designed to reduce mortgage interest rates may reduce our loan income without a corresponding reduction in funding costs, thus decreasing our spreads. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Management of Interest Rate Risk.”
Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2014, the fair value of our securities classified as available for sale totaled $155.2 million. Unrealized net gains on available-for-sale securities totaled $1.3 million at December 31, 2014 and are reported, net of tax, as a separate component of shareholders’ equity. However, a rise in interest rates could cause a decrease in the fair value of securities available for sale in future periods which would have an adverse effect on shareholders’ equity.
Depending on market conditions, we often place more emphasis on enhancing our net interest margin rather than matching the interest rate sensitivity of our assets and liabilities. In particular, we believe that the increased net interest income resulting from a mismatch in the maturity of our asset and liability portfolios can, during periods of stable or declining interest rates provide high enough returns to justify increased exposure to sudden and unexpected increases in interest rates. As a result, our results of operations, net interest margin, and the economic value of our equity will remain vulnerable to increases in interest rates and to declines in the difference between long- and short-term rates.

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
In connection with our 2007 acquisition of City Savings Financial Corporation, we recorded goodwill equaling $8.4 million. We annually measure the fair value of our investment in The LaPorte Savings Bank to determine that the fair value equals or exceeds the carrying value of our investment, including goodwill. If the fair value of our investment in the Bank does not equal or exceed the carrying value, we will be required to record goodwill impairment charges which may adversely affect future earnings. The fair value of a banking franchise can fluctuate downward based on a number of factors that are beyond management’s control, (e.g. adverse trends in the general economy or interest rates). As a result of impairment testing performed as of October 31, 2014, we did not record an impairment charge. However, as our market price per share is currently trading below its tangible book value per common share, it is reasonably possible that we may conclude in the future that goodwill is impaired. There can be no assurance that our banking franchise value will not decline in the future to a level necessitating goodwill impairment charges to operations, which could be material to our results of operations.
Historically low interest rates may adversely affect our net interest income and profitability.
In recent years, it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008. This has been a significant factor in the decrease in the average yield of our interest-earning assets to 3.83% for the year ended December 31, 2014 from 3.98% for the year ended December 31, 2013. Our ability to lower our interest expense is limited at these interest rate levels while the average yield on our interest-earning assets may continue to decrease. The Federal Reserve Board has indicated its intention to maintain low interest rates in the near future. Accordingly, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may be adversely affected and may even decrease, which may have an adverse effect on our profitability.
Negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.
Any negative developments in the global credit and securitization markets may lead to uncertainty in the financial markets. Future economic downturns can cause additional deterioration in loan portfolio quality at many institutions, including The LaPorte Savings Bank. In addition, the value of real estate collateral supporting many home mortgages may decline further. Bank and bank holding company stock prices could be negatively affected, as well as the ability of banks and bank holding companies to raise capital or borrow in the debt markets. The negative developments that occurred around 2008, along with the turmoil and uncertainties that have accompanied them, have heavily influenced the formulation and enactment of the Dodd-Frank Act. In addition to the rules and regulations yet to be implemented under the Dodd-Frank Act, the potential exists for other new federal or state laws and regulations regarding lending and funding practices, capital requirements, and liquidity standards to be enacted. Bank regulatory agencies are expected to continue to be active in responding to concerns and trends identified in examinations. Any negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by further increasing our costs, restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, these risks could affect the value of our loan portfolio as well as the value of our investment portfolio, which would also negatively affect our financial performance.

Adverse conditions in the local economy or real estate market could hurt our profits.
Our local economy may affect our future growth possibilities and operations in our primary market area. Our future growth opportunities depend on the growth and stability of our regional economy and our ability to expand in our market area. Although we have expanded into the St. Joseph, Michigan market and increased lending in other contiguous counties surrounding our market area, a majority of our loans, excluding the warehouse lending lines, are to customers in LaPorte and Porter counties, Indiana. Continued adverse conditions or minimal improvement in our local economy may limit funds available for deposit and may negatively affect our borrowers’ ability to repay their loans on a timely basis, both of which could have an impact on our profitability. Also, a decline in real estate valuations in our markets would lower the value of the collateral securing our loans.
Slow growth in our market area has adversely affected, and may continue to adversely affect, our performance.
Economic and population growth within our market area has for several decades been below the national average. Management believes that these factors have adversely affected our profitability and our ability to increase our loans and deposits. The Porter County market, due to its proximity to Chicago, Illinois, has been a stronger market than eastern LaPorte County. However, the real estate values and economic activity for both markets experienced declines and are still recovering from the weak economic environment that began in 2008. According to the Greater Northwest Indiana Association of Realtors, the average sales price of homes in LaPorte and Porter Counties has decreased 13.3% and 10.7%, respectively from 2008 to 2014. The average sales price of homes in Southwest Michigan, which is the market area for our St. Joseph, Michigan, loan production office increased 14.4% from 2010 to 2014. The average sales price of commercial real estate properties in the cities of LaPorte and Michigan City, Indiana, has remained steady from 2008 to 2014.
Financial reform legislation has, among other things, tightened capital standards, created a new Consumer Financial Protection Bureau, and could result in new laws and regulations that could further increase our costs of operations.
The Dodd-Frank Act required various federal agencies to adopt a broad range of new rules and regulations based on numerous studies and reports prepared for Congress. The federal agencies were given significant discretion in drafting the rules and regulations, and consequently many new regulations have been implemented. The federal agencies may continue to implement more rules and regulations, the details and impact of which may not be known for many months or years.
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

•
the Federal Reserve Board set minimum capital levels for depository institution holding companies that are as stringent as those required for their insured depository subsidiaries, and the components of Tier 1 capital were restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. These new capital rules took effect on January 1, 2015;

•
the federal banking regulators were required to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives;

•
a new Consumer Financial Protection Bureau has been established, which has broad powers to supervise and enforce consumer protection laws. The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like The LaPorte Savings Bank, are examined by their applicable bank regulators; and

•	state attorneys general have the ability to enforce federal consumer protection laws.
In addition to the risks noted above, our operating and compliance costs could further increase our noninterest expense and has increased as a result of Dodd-Frank Act rules and regulations. The need to comply with additional rules and regulations, will also divert management’s time from managing our operations. Higher capital levels could reduce our ability to grow and increase our interest-earning assets which could adversely affect our return on shareholders’ equity.

New regulations could restrict our ability to originate and sell loans.
The Consumer Financial Protection Bureau in 2014 implemented a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which holds lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the ability-to-repay standard. Under the new rule, a “qualified mortgage” loan must not contain certain specified features, including:

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
In January 2015, the FDIC and the Federal Reserve Board’s new rule for regulatory risk-based capital applicable to The LaPorte Savings Bank and LaPorte Bancorp, Inc. became effective. The rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.
The final rule included new minimum risk-based capital and leverage ratios, which are effective for The LaPorte Savings Bank and LaPorte Bancorp, Inc. (which may be exempted by a new Federal Reserve Board rule) on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements include: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation buffer” of 2.5%, and resulting in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.
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
The LaPorte Savings Bank is subject to extensive regulation, supervision, and examination by the Indiana Department of Financial Institutions, as its chartering authority, and by the FDIC. In addition, the Federal Reserve Board regulates and oversees the Company. We also belong to the Federal Home Loan Bank system and are subject to certain limited regulations promulgated by the Federal Home Loan Bank of Indianapolis. This regulation and supervision limits the activities in which we may engage. The purpose of regulation and supervision is primarily to protect our depositors and borrowers and, also in the case of FDIC regulation, the FDIC’s insurance fund. Regulatory authorities have extensive discretion in the exercise of their supervisory and enforcement powers. They may, among other things, impose restrictions on the operation of a banking institution, the classification of assets by such institution and such institution’s allowance for loan losses. Regulatory and law enforcement authorities also have wide discretion and extensive enforcement powers under various consumer protection and civil rights laws, including the Truth-in-Lending Act, the Equal Credit Opportunity Act, the Fair Housing Act, and the Real Estate Settlement Procedures Act. Any change in the laws or regulations applicable to us, or in banking regulators’ supervisory policies or examination procedures, whether by the Indiana Department of Financial Institutions, the Federal Reserve Board, the FDIC, other state or federal regulators, or the U.S. Congress could have a material adverse effect on our business, financial condition, results of operations, and cash flows.
Our stock price may be volatile due to limited trading volume.
LaPorte Bancorp’s common stock is traded on the NASDAQ Capital Market. However, the average daily trading volume in LaPorte Bancorp’s common stock has been relatively small, averaging less than approximately 5,275 shares per day during 2014. As a result, trades involving a relatively small number of shares may have a significant effect on the market price of the common stock, and it may be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.
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

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
As of December 31, 2014, the net book value of our properties was $7.8 million. The following is a list of our offices:

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
	(Dollars in thousands)
Main Office (including land):
710 Indiana Avenue La Porte, Indiana 46350	Owned	1916	57,000	$2,898
Full Service Branches (including land):
6959 W. Johnson Road La Porte, Indiana 46350	Owned	1987	3,500	243
301 Boyd Blvd. La Porte, Indiana 46350	Owned	1997	4,000	1,091
1222 W. State Road #2 La Porte, Indiana 46350	Owned	1999	2,200	356
2000 Franklin Street Michigan City, Indiana 46360	Owned	2007	5,589	785
851 Indian Boundary Road Chesterton, Indiana 46304	Owned	2007	7,475	1,101
1 Parkman Drive Westville, Indiana 46391	Owned	2006	4,000	1,244
602 F Street La Porte, Indiana 46350 (student-staffed branch office)	Leased	2013	260	37
Loan Production Office:
2918 Division Street St. Joseph, Michigan 49085	Leased	2013	1,200	—
The net book value of our furniture, fixtures, and equipment (including computer software) at December 31, 2014 was $914,000.

Item 3.	Legal Proceedings
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows at December 31, 2014.

Item 4.	Mine Safety Disclosures
Not applicable.

Table of Contents

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our shares of common stock are traded on the NASDAQ Capital Market under the symbol “LPSB”. The approximate number of holders of record of LaPorte Bancorp, Inc.’s common stock as of March 9, 2015 was 632. Certain shares of LaPorte Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market and dividend information for LaPorte Bancorp, Inc.’s common stock for each quarter during 2014 and 2013, as reported on the NASDAQ Capital Market.

	High	Low	Dividends
2014
Quarter ended March 31, 2014	$11.15	$10.67	$0.04
Quarter ended June 30, 2014	11.25	10.65	0.04
Quarter ended September 30, 2014	11.50	10.65	0.04
Quarter ended December 31, 2014	12.49	11.21	0.04
2013
Quarter ended March 31, 2013	$10.55	$8.36	$0.04
Quarter ended June 30, 2013	10.40	9.31	0.04
Quarter ended September 30, 2013	10.99	9.95	0.04
Quarter ended December 31, 2013	11.86	10.35	0.04
The Board of Directors has the authority to declare cash dividends on shares of common stock, subject to statutory and regulatory requirements. In determining whether and in what amount to pay a cash dividend, the Board takes into account a number of factors, including capital requirements, our consolidated financial condition and results of operations, tax considerations, statutory and regulatory limitations, and general economic conditions. No assurances can be given that cash dividends will continue to be paid or that, if paid, will not be reduced.
The available sources of funds for the future cash dividend payments are interest and principal payments with respect to LaPorte Bancorp, Inc.’s loan to the Employee Stock Ownership Plan and dividends from The LaPorte Savings Bank.
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
Unlike The LaPorte Savings Bank, the Company is not restricted by FDIC regulations on the payment of dividends to its shareholders. However, the Federal Reserve Board has issued a policy statement regarding the payment of dividends by bank holding companies that it has also made applicable to savings and loan holding companies. In general, the Federal Reserve Board’s policies provide that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality, and overall financial condition. Federal Reserve Board guidance provides for prior regulatory review of capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of dividends previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. These regulatory policies could affect the ability of LaPorte Bancorp, Inc. to pay dividends or otherwise engage in capital distributions.

The following table presents information related to share purchases made by or on behalf of the Company of its shares of common stock during the fourth quarter of 2014 as indicated:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2014	18,837	$11.58	18,837	261,995
November 1-30, 2014	2,776	11.75	2,776	259,219
December 1-31, 2014	51,100	12.53	51,100	208,119
Total	72,713	$12.26	72,713

On September 9, 2014, the Company announced its fourth repurchase plan which authorized the repuchase of up to 5%, or approximately 280,832 shares, of its outstanding common stock.

Item 6.	Selected Financial Data
The following tables set forth selected consolidated historical financial and other data of LaPorte Bancorp, Inc. and its subsidiaries for the years and at the dates indicated. The following is only a summary and should be read in conjunction with the consolidated financial statements of the Company and related notes to the consolidated financial statements. The information at December 31, 2014 and 2013 and for the years ended December 31, 2014 and 2013 is derived in part from the audited consolidated financial statements that appear in this Form 10-K. The information at December 31, 2012, 2011, and 2010 and for the years ended December 31, 2012, 2011, and 2010 is derived in part from audited consolidated financial statements that do not appear in this Form 10-K. The information presented prior to October 4, 2012 is of the Company’s predecessor company.

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$518,616	$526,881	$492,755	$477,145	$444,270
Cash and cash equivalents	8,698	18,219	6,857	8,146	5,868
Investment securities	155,223	164,272	125,620	131,974	119,377
Federal Home Loan Bank stock	4,275	4,375	3,817	3,817	4,038
Loans held for sale	763	1,118	1,155	3,049	4,156
Loans, net	306,131	293,285	313,692	295,359	273,103
Deposits	340,768	346,701	348,970	333,560	317,338
Federal Home Loan Bank of Indianapolis advances and other long-term borrowings	90,074	91,932	54,164	82,157	71,746
Short-term borrowings	—	2,415	—	—	—
Shareholders’ equity	82,388	80,249	84,055	55,703	50,048

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Selected Operating Data:
Interest and dividend income	$17,925	$17,578	$19,832	$19,391	$20,980
Interest expense	3,065	3,421	4,392	5,871	7,268
Net interest income	14,860	14,157	15,440	13,520	13,712
Provision (credit) for loan losses	(150)	6	1,037	1,137	3,472
Net interest income after provision for loan losses	15,010	14,151	14,403	12,383	10,240
Noninterest income	2,491	2,987	3,160	2,647	3,705
Noninterest expense	12,398	11,898	11,782	11,052	10,809
Income before income taxes	5,103	5,240	5,781	3,978	3,136
Income tax expense	693	1,227	1,496	736	545
Net income	$4,410	$4,013	$4,285	$3,242	$2,591

	At or For the Years Ended December 31,
	2014	2013	2012	2011	2010
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.86%	0.83%	0.91%	0.72%	0.61%
Return on equity (ratio of net income to average equity)	5.38	4.81	6.91	6.15	5.12
Interest rate spread (1)	3.00	2.98	3.37	3.09	3.31
Net interest margin (2)	3.17	3.20	3.57	3.31	3.59
Efficiency ratio (3)	71.45	69.40	63.34	68.36	62.06
Dividend payout ratio	19.75	22.86	18.06	5.45	—
Noninterest expense to average total assets	2.42	2.46	2.50	2.45	2.56
Average interest-earning assets to average interest-bearing liabilities	126.17	128.41	120.06	115.10	114.97
Loans to deposits	90.89	85.72	91.13	89.68	87.26
Basic earnings per share (4)	$0.82	$0.70	$0.72	$0.55	$0.44
Diluted earnings per share (4)	0.81	0.69	0.72	0.55	0.44
Tangible book value per share (4)	13.00	12.09	12.13	7.61	6.77
Asset Quality Ratios:
Nonperforming assets to total assets	0.98%	1.16%	1.88%	1.55%	1.89%
Nonperforming loans to total loans	1.43	1.65	2.63	2.13	2.49
Allowance for loan losses to nonperforming loans	81.28	79.56	51.54	59.27	57.21
Allowance for loan losses to total loans	1.16	1.31	1.35	1.26	1.42
Capital Ratios:
Average equity to average assets	16.02%	17.23%	13.15%	11.70%	11.96%
Equity to total assets at end of period	15.89	15.25	17.06	11.67	11.27
Total capital to risk-weighted assets (5)	19.2	19.1	18.9	14.9	15.2
Tier 1 capital to risk-weighted assets (5)	18.1	18.0	17.7	13.7	14.0
Tier 1 capital to average assets (5)	13.0	13.0	13.4	9.7	9.9
Other Data:
Number of full service offices	7	8	8	8	8

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.

(2)	Represents net interest income as a percent of average interest-earning assets for the year.

(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.

(4)	Per share amounts for 2011 and 2010 have been adjusted for the exchange ratio related to the October 4, 2012 conversion.

(5)	Represents capital ratios of The LaPorte Savings Bank.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited consolidated financial statements, which appear beginning on page 69 of this Annual Report on Form 10-K. You should read the information in this section in conjunction with the business and financial information regarding the Company provided in this Annual Report on Form 10-K.
Overview
Our results of operations depend mainly on our net interest income, which is the difference between the interest income earned on our loan and investment portfolios and interest expense paid on our deposits and borrowed funds. Results of operations are also affected by fee income from deposits, lending and mortgage banking operations, provisions for loan losses, gains (losses) on sales and other than temporary impairment charges of loans and securities, and other miscellaneous income. Our noninterest expenses consist primarily of salaries and employee benefits, occupancy and equipment, data processing, advertising, bank examination fees, collection and other real estate owned related expense, FDIC insurance, amortization of intangibles, and income tax expense (benefit). Our results of operations are also significantly affected by general economic and competitive conditions, particularly with respect to changes in interest rates, government policies, and actions of regulatory authorities. Future changes in applicable laws, regulations, or government policies may materially affect our financial condition and results of operations. See “Item 1A-Risk Factors” for additional information.
Business Strategy
Our business strategy is intended to increase profitability by:

•
Increasing Commercial Real Estate and Commercial Business Lending. In order to increase the yield and reduce the repricing term of our loan portfolio, our strategy includes increasing our commercial loan portfolio while maintaining the practice of sound credit decisions. During 2014, we realized commercial loan originations of approximately $22.0 million, primarily in commercial real estate and five or more family mortgage loans. This growth in the commercial portfolio was offset, however, from larger paydowns and payoffs due to the sale of the collateral by the borrower or as a result of the level of competition in our marketplace. Our commercial loan portfolio totaled $118.3 million at December 31, 2014, an 8.2% decrease compared to $128.9 million at December 31, 2013. We continue to focus on strategically growing this portfolio and to look for opportunities within our markets as well as markets contiguous to those in which we operate.

•
Maintaining the Quality of Our Loan Portfolio. Maintaining the quality of our loan portfolio is a key factor in managing our operations, particularly during a period of economic uncertainty. We will continue to use customary risk management techniques, such as independent internal and external loan reviews, portfolio credit analysis, and field inspections of collateral in overseeing the performance of our loan portfolio. Our asset quality remains better than many Indiana banks and thrifts with a nonperforming loans to total loans ratio of 1.43% at December 31, 2014 and a nonperforming assets to total assets ratio of 0.98% at December 31, 2014, which is the lowest level we have experienced since September 30, 2008.

•
Continuing Growth in Mortgage Warehouse Lending. We entered the mortgage warehouse line of business in order to increase the yield of our loan portfolio and increase noninterest income. Our mortgage warehouse lending business has grown from $604.8 million in originations in 2009 to $2.2 billion in originations in 2014. We also continue to diversify our warehouse business by managing the line sizes and the geographic locations of the lenders. At December 31, 2014, we had 29 active warehouse lenders with lines ranging from $2.0 million to $30.0 million, and we are now doing business in 17 states. Diversifying the size of the lenders and the geographic locations could mitigate the impact of changes in the mortgage industry and increased competition.

•
Increasing Revenue with Our Mortgage Banking Strategy. We made the strategic decision to grow our mortgage banking department by adding qualified mortgage lenders in LaPorte and Porter counties in Indiana, and our mortgage loan production office located in St. Joseph, Michigan. We believe that our infrastructure will allow us to grow market share within and around our markets. While we intend to sell the majority of our originated mortgage loans to continue to generate fee income and gains on mortgage banking activities, we are strategically retaining certain of these loans within our portfolio, focusing on adjustable rate mortgages and fixed rate mortgages with 10 to 15 year terms. As such, our residential mortgage portfolio grew to $39.3 million at December 31, 2014 from $35.4 million at December 31, 2013.

•
Maintaining Our Status As An Independent Community Oriented Institution. We intend to use our customer service and our knowledge of our local community to enhance our status as an independent community financial institution. We are also committed to upgrading technology, where necessary, to provide high quality service to our customers for online banking and making mortgage and consumer lending decisions. In addition, having employees who understand and value our customers and their business is a key component to our success. We believe that our present staff is one of our competitive strengths and thus the retention of such persons and our ability to continue to attract quality personnel is a high priority.

•
Managed Growth. We intend to use our capital to grow organically and we may use a portion of the net proceeds of our 2012 second-step conversion and offering to pursue future acquisitions of commercial banks, savings institutions, financial services companies, and branch offices of such institutions as we find the right opportunity. We have no current arrangements or agreements with respect to any such acquisitions.

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
Management completes a quarterly review of its corporate bond portfolio. The third party review report includes each bond’s investment grade. While our corporate bond portfolio has decreased over time, we continue to closely monitor the corporate bonds due to ongoing economic concerns and spreads on these securities.
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
At December 31, 2014, the Company had core deposit intangibles of $204,000 subject to amortization and $8.4 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets arising from the acquisition of City Savings Financial in 2007. Accounting standards require an annual evaluation of goodwill for potential impairment using various estimates and assumptions. The Company’s common stock at the close of business on December 31, 2014 was $12.49 per common share, compared to a book value of $14.52 per common share. Management believes the lower market price in relation to book value of the Company’s common stock is due to the overall decline in the financial industry sector and is not specific to the Company. Further, the Company engaged an independent expert in valuations to perform an impairment test of its goodwill. The impairment test was performed in February 2015 as of October 31, 2014 and resulted in an implied fair value for the Company sufficiently above the book value of its common stock to support the carrying value of goodwill. As the Company’s stock price per common share is currently less than its book value per common share, it is possible that management may conclude that goodwill, totaling $8.4 million at December 31, 2014, is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.
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

	Years Ended December 31,
	2014			2013			2012
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
Loans	$282,295	$14,065	4.98%	$268,617	$13,972	5.20%	$292,882	$16,362	5.59%
Taxable securities	110,877	1,951	1.76	107,613	1,948	1.81	85,910	1,933	2.25
Tax exempt securities	52,491	1,648	3.14	43,430	1,439	3.31	38,189	1,374	3.60
Federal Home Loan Bank of Indianapolis stock	4,336	173	3.99	3,824	133	3.48	3,817	116	3.04
Fed funds sold and other interest-earning deposits	18,080	88	0.49	18,330	86	0.47	11,371	47	0.41
Total interest-earning assets	468,079	17,925	3.83	441,814	17,578	3.98	432,169	19,832	4.59
Noninterest-earning assets	43,262			42,814			39,656
Total assets	$511,341			$484,628			$471,825
Liabilities and shareholders’ equity:
Savings deposits	$63,387	$35	0.06%	$59,286	$33	0.06%	$57,587	$29	0.05%
Money market/NOW accounts	121,463	368	0.30	117,333	400	0.34	107,753	483	0.45
CDs and IRAs	107,367	1,299	1.21	112,436	1,735	1.54	135,334	2,350	1.74
Total interest bearing deposits	292,217	1,702	0.58	289,055	2,168	0.75	300,674	2,862	0.95
FHLB advances	72,911	1,165	1.60	50,097	969	1.93	53,292	1,209	2.27
Subordinated debentures	5,155	195	3.78	5,155	281	5.45	5,155	282	5.47
FDIC guaranteed unsecured borrowings	—	—	—	—	—	—	613	37	6.04
Other secured borrowings	705	3	0.43	642	3	0.47	234	2	0.85
Total interest-bearing liabilities	370,988	3,065	0.83	344,949	3,421	0.99	359,968	4,392	1.22
Noninterest-bearing demand deposits	53,263			50,618			44,016
Other liabilities	5,162			5,573			5,799
Total liabilities	429,413			401,140			409,783
Shareholders’ equity	81,928			83,491			62,042
Total liabilities and shareholders’ equity	$511,341			$484,631			$471,825
Net interest income		$14,860			$14,157			$15,440
Net interest rate spread			3.00%			2.99%			3.37%
Net interest-earning assets	$97,091			$96,865			$72,201
Net interest margin			3.17%			3.20%			3.57%
Average interest-earning assets to interest-bearing liabilities			126.17%			128.08%			120.06%

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

	Years Ended December 31, 2014 vs. 2013			Years Ended December 31, 2013 vs. 2012
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$722	$(629)	$93	$(1,333)	$(1,057)	$(2,390)
Taxable securities	58	(55)	3	435	(420)	15
Tax exempt securities	288	(79)	209	179	(114)	65
Federal Home Loan Bank of Indianapolis stock	19	21	40	—	17	17
Fed funds sold and other interest-bearing deposits	(9)	11	2	37	2	39
Total interest-earning assets	1,078	(731)	347	(682)	(1,572)	(2,254)
Interest-bearing liabilities:
Savings deposits	2	—	2	1	3	4
Money market/NOW accounts	14	(46)	(32)	40	(123)	(83)
CDs and IRAs	(75)	(361)	(436)	(371)	(244)	(615)
FHLB advances and federal funds purchased	386	(190)	196	(69)	(171)	(240)
Subordinated debentures	—	(86)	(86)	—	(1)	(1)
FDIC guaranteed borrowings	—	—	—	(37)	—	(37)
Other secured borrowings	—	—	—	2	(1)	1
Total interest-bearing liabilities	327	(683)	(356)	(434)	(537)	(971)
Change in net interest income	$751	$(48)	$703	$(248)	$(1,035)	$(1,283)
Comparison of Financial Condition at December 31, 2014 and December 31, 2013
General: Total assets decreased $8.3 million, or 1.6%, to $518.6 million at December 31, 2014 from $526.9 million at December 31, 2013. Cash and due from financial institutions decreased $9.5 million and securities available-for-sale decreased $9.0 million as we utilized excess liquidity and the proceeds from the sales of investments and principal paydowns during 2014 to fund $12.5 million in loan growth, including mortgage warehouse loans, and a decrease in deposit balances.
We continue to see a shift in our deposit composition when comparing balances at December 31, 2014 to December 31, 2013, with reductions of $8.3 million in time deposits and $5.9 million in money market accounts, increases of $2.0 million in non-interest bearing demand and $5.0 million in interest bearing demand deposit accounts as we focused on growing core deposits during the latter part of 2014 to help reduce our reliance on public funds. We also attribute these changes primarily to the continued low interest rate environment along with our strategic approach to pricing deposits and overall interest rate risk management.
The Company experienced a decrease in Federal Home Loan Bank of Indianapolis (“FHLB”) advances at December 31, 2014 of $1.9 million, or 2.1%, to $84.9 million , of which $15.0 million were short term fixed rate advances and $9.9 million were short term overnight borrowings utilized to fund the increased warehouse lending balances at the end of 2014.

Total shareholders’ equity increased $2.1 million in 2014 primarily due to net income totaling $4.4 million for the year ended December 31, 2014 and a $2.4 million increase in accumulated other comprehensive income as unrealized gains on securities available-for-sale increased during 2014. These increases were partially offset by a $3.9 million decrease in additional paid-in-capital as a result of the Company repurchasing 382,513 shares of its outstanding common stock for $4.3 million in accordance with its repurchase plans during 2014 combined with $923,000 in cash dividends paid to shareholders.
Investment Securities and Interest-earning Time Deposits: Total securities available-for-sale decreased $9.0 million, or 5.5%, to $155.2 million at December 31, 2014 from $164.3 million at December 31, 2013 as $45.8 million in proceeds from the sales and maturities of investment securities were reinvested in $34.0 million of investment securities and $12.8 million in loan fundings, including warehouse lending.
At December 31, 2014, management reviewed the securities portfolio for possible other-than-temporary impairment and determined there were no impairment charges to be recorded. The total available-for-sale securities portfolio reflected a net unrealized gain of $1.9 million at December 31, 2014 compared to a net unrealized loss of $1.6 million at December 31, 2013. The change in the unrealized gain on available-for-sale securities was primarily related to the lower interest rate environment during 2014.
Loans Held for Sale: Loans held for sale were relatively stable at $763,000 at December 31, 2014 compared to $1.1 million at December 31, 2013. Changes in the balance of loans held for sale are primarily due to the timing of when residential mortgage loans are originated and subsequently sold in the secondary market.
Gross Loans: Gross loans increased $12.5 million, or 4.2%, to $309.4 million at December 31, 2014 from $296.9 million at December 31, 2013. This increase was primarily due to an increase in mortgage warehouse, residential mortgage, and home equity loans and lines of credit during 2014. These increases were partially offset by a decrease in commercial real estate, construction, and commercial land loans during 2014.
Mortgage warehouse loans increased $17.2 million, or 14.9%, to $132.6 million at December 31, 2014 compared to $115.4 million at December 31, 2013. The volume of loans originated by the mortgage companies decreased to $2.2 billion in 2014 from $2.3 billion in 2013. During 2014, mortgage warehouse balances fluctuated as purchase and refinance activity significantly slowed in the beginning of the year, with purchase activity increasing at the end of March 2014 and continuing through the remainder of 2014. The higher mortgage warehouse balances were a result of management diversifying its mortgage warehouse portfolio in 2014 by adding new warehouse lenders in different geographic markets nationwide.
Residential mortgage loans increased $3.9 million, or 10.9%, to $39.3 million at December 31, 2014 from $35.4 million at December 31, 2013. This increase was primarily attributable to a strategic decision to retain approximately 30% of new mortgage originations in our portfolio. We will retain in our portfolio shorter-term (10 to 15 year term) fixed rate and variable rate loans when deemed appropriate in an effort to replace some of the older residential mortgage loans that have been refinanced or repaid. We expect to continue selling the majority of the long term fixed rate residential mortgage loans originated in the near future to reduce the interest rate risk exposure of adding generally lower yielding fixed rate long term mortgages to the balance sheet.
Home equity loans and lines of credit increased $1.8 million, or 15.8%, to $13.2 million at December 31, 2014 compared to $11.4 million at December 31, 2013 primarily due to management’s strategic decision to compete more aggressively with competitors in the market place by targeting our marketing efforts and offering competitive interest rates on these types of loans and lines of credit.
Five or more family residential loans increased $1.1 million, or 7.0%, to $16.5 million at December 31, 2014 compared to $15.4 million at December 31, 2013. During 2014, we originated $8.1 million in new five or more family loans which were partially offset by participations sold totaling $3.0 million in order to remain within the Bank’s legal lending limit with certain lending relationships and payoffs and paydowns totaling $4.5 million.
Commercial real estate loans decreased $8.5 million, or 10.2%, to $75.3 million at December 31, 2014 compared to $83.8 million at December 31, 2013. During 2014, we originated $4.6 million in new commercial real estate loans which were more than offset by repayments and paydowns totaling $13.8 million. During the year, borrowers sold the underlying collateral or obtained financing elsewhere in a highly competitive commercial lending market.

Commercial construction loans decreased $1.6 million, or 41.2%, to $2.3 million at December 31, 2014 compared to $3.9 million at December 31, 2013. During 2014, we originated $6.3 million in new commercial construction loans, of which $1.9 million had been drawn at December 31, 2014. These increases were offset by $1.9 million of commercial construction loans moving to permanent financing with the Bank and $1.3 million being refinanced with another lender during 2014.
There were no material changes in commercial and industrial loans, commercial land loans, residential construction loans, or consumer loans at December 31, 2014 when compared to December 31, 2013.
Allowance for Loan Losses: The allowance for loan losses balance decreased $310,000, or 7.9%, to $3.6 million at December 31, 2014 compared to $3.9 million at December 31, 2013. The Company’s analysis for the allowance for loan losses continued to reflect improvement in several asset quality metrics and trends, including classified assets, charge-off ratios, delinquencies, and current economic conditions. Net charge-offs for the year ended December 31, 2014 totaled $160,000, a decrease from $409,000 for 2013. In addition, at December 31, 2014, the Company’s specific reserves totaled $886,000, a decrease from the specific reserves of $959,000 at December 31, 2013. The decrease in the specific reserves was primarily due to a $1.0 million paydown on an impaired loan relationship. Based on these improving trends and asset quality metrics, the Company recorded a credit to the provision for loan losses totaling $150,000 during the year ended December 31, 2014. During the year ended December 31, 2013, the Company recorded a $6,000 provision.
The allowance for loan losses to total loans ratio decreased to 1.16% at December 31, 2014 compared to 1.31% at December 31, 2013 due to the increase in gross loans combined with the decrease in the allowance as the Company’s asset quality metrics continued to improve during the year ended December 31, 2014. Total nonperforming loans decreased $485,000, or 9.9%, to $4.4 million at December 31, 2014 compared to $4.9 million at December 31, 2013. At December 31, 2014, nonperforming loans to total loans ratio decreased to 1.43% from 1.65% at December 31, 2013. The allowance for loan losses to nonperforming loans increased to 81.3% at December 31, 2014 compared to 79.6% at December 31, 2013 primarily due to the decrease in nonperforming loans during 2014.
Commercial land nonperforming loans decreased by $1.2 million, or 42.6%, during 2014 due to a $1.0 million paydown on a $3.1 million nonperforming commercial real estate and land relationship. Partially offsetting this decrease was a $208,000, or 19.9%, increase in nonperforming residential mortgage loans due to the transfer to nonaccrual of six loans totaling $436,000 during 2014. The increase in nonperforming residential mortgage loans was partially offset by the transfer of four nonperforming residential loans totaling $179,000 to other real estate owned during 2014. In addition, nonperforming troubled debt restructurings (“TDRs”) increased $535,000 during 2014 due to the restructure of four nonperforming residential mortgage loans totaling $514,000.
At December 31, 2014, nonaccrual loans to rental, real estate and land developers totaled $2.4 million, to construction businesses totaled $123,000, and to all other commercial industry types totaled $158,000. Residential mortgage loans on nonaccrual status totaled $1.7 million at December 31, 2014. All other consumer loans on nonaccrual status totaled $7,000 at December 31, 2014.
Total nonperforming assets decreased $1.0 million, or 16.8%, to $5.1 million at December 31, 2014 from $6.1 million at December 31, 2013. At December 31, 2014, nonperforming assets to total assets ratio decreased to 0.98% from 1.16% at December 31, 2013 as a result of the decrease in nonperforming loans mentioned above combined with a decrease of $539,000 in other real estate owned. Twelve properties were sold during 2014 with a recorded fair value of $886,000, and five new properties were transferred into other real estate owned during the current year with a fair value of $439,000, including land with a fair value of $325,000 that was previously held for future branch development in Valparaiso, Indiana. For the year ended December 31, 2014, write-downs totaling $176,000 were recorded on other real estate owned properties.
Goodwill and Other Intangible Assets: Our goodwill totaled $8.4 million at December 31, 2014 and 2013. Accounting standards require goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. The most recent annual impairment review of the $8.4 million of goodwill previously recorded was performed in February 2015 as of October 31, 2014. Based on this evaluation, management determined that the fair value of the reporting unit, which is defined as LaPorte Bancorp, Inc. as a whole, exceeded the book value of the goodwill, based on the opinion of an independent expert in valuations, such that the sales price per common share would exceed our book value per common share. Accordingly, no goodwill impairment was recognized in 2014.

As the Company’s market price per common share is currently less than its tangible book value per common share, it is possible that management may conclude that goodwill, totaling $8.4 million at December 31, 2014, is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.
Deposits: Total deposits decreased $5.9 million, or 1.7%, to $340.8 million at December 31, 2014 compared to $346.7 million at December 31, 2013, primarily due to decreases in certificates of deposit, IRA accounts, and money market accounts and partially offset by increases in demand deposit accounts.
Certificates of deposit and IRA time deposits decreased $8.3 million, or 7.1%, to $109.4 million at December 31, 2014, from $117.8 million at December 31, 2013 primarily due to the continued low interest rate environment. Non-brokered certificates of deposit and IRA time deposits decreased $11.2 million during 2014, primarily due to the continued competitive market and low interest rate environment. Partially offsetting this decrease, brokered deposits increased by $2.9 million during 2014 as we utilized lower costing brokered deposits through CDARS as a funding source for loans and warehouse mortgage lending. Throughout 2014, management remained competitive with the interest rates offered on certificates of deposit, positioning them at or below the average rates offered in the market due to the pricing on alternative sources of funding. Due to competition in our markets and in an effort to grow core deposits for future funding needs, management has also implemented interest rate specials for longer term certificates during the latter part of 2014.
Money market accounts decreased $5.9 million, or 9.3%, to $57.1 million at December 31, 2014 compared to $62.9 million at December 31, 2013, primarily due to net decreases in certain public fund accounts totaling $3.2 million and larger estate accounts totaling $1.6 million.
Other core deposits increased during 2014, partially offsetting the decreases noted above. Noninterest bearing demand deposits increased $2.0 million, or 3.9%, to $53.0 million at December 31, 2014 compared to $51.0 million at December 31, 2013 primarily due to the Company’s strategic initiative to increase low cost core deposits. Interest bearing demand deposits increased $5.0 million, or 9.3%, to $58.9 million at December 31, 2014 from $53.9 million at December 31, 2013. Savings accounts also increased by $1.3 million, or 2.1%, to $62.3 million at December 31, 2014 from $61.1 million at December 31, 2013.
Borrowed Funds: Total borrowed funds decreased $4.3 million, or 4.5%, to $90.1 million at December 31, 2014 compared to $94.3 million at December 31, 2013. Long-term advances remained stable at $60.0 million at December 31, 2014. During 2014, management elected to obtain two $5.0 million long-term advances and lock into a fixed interest rate over the next several years as part of its interest rate risk strategy. FHLB short-term advances and overnight borrowings decreased slightly by $1.9 million during 2014. The Company also has unsecured lines of credit at First Tennessee Bank in the amount of $15.0 million and Zions Bank in the amount of $9.0 million. At December 31, 2014, the Company did not have outstanding balances on either of these two lines.
Total Shareholders’ Equity: Total shareholders’ equity increased $2.1 million, or 2.7%, to $82.4 million at December 31, 2014 compared to $80.2 million at December 31, 2013 due to net income for 2014 totaling $4.4 million and a $2.4 million increase in accumulated other comprehensive income as unrealized securities gains increased during the year. These increases were partially offset by a $3.9 million decrease in additional paid-in-capital as a result of the Company repurchasing 382,513 shares of its common stock during 2014 in accordance with its previously announced share repurchase plans. The Company also paid cash dividends during 2014 totaling $923,000.
Comparison of Operating Results For the Years Ended December 31, 2014 and December 31, 2013
Net Income: Net income increased 9.9% to $4.4 million, or $0.81 per diluted share, for the year ended December 31, 2014 compared to net income of $4.0 million, or $0.69 per diluted share, for the year ended December 31, 2013. Return on average assets for 2014 increased to 0.86% from 0.83% for 2013, and return on average equity increased to 5.38% for 2014 from 4.81% for 2013. Net income increased as a result of an increase in net interest income of $703,000, a decrease in the provision for loan losses of $156,000, and a decrease in income tax expense of $534,000. These increases for the the year ended 2014 were partially offset by a decrease in noninterest income of $496,000, primarily due to a decrease in gains on the sales of investment securities of $613,000, and an increase in noninterest expense of $500,000 in 2014.

Net Interest Income: Net interest income increased $703,000, or 5.0%, to $14.9 million for the year ended December 31, 2014 from $14.2 million for the prior year. This increase was partially attributable to a $347,000, or 2.0%, increase in interest income as a result of an increase of $26.3 million, or 5.9%, in the average balance of interest-earning assets combined with a $356,000, or 10.4%, decrease in interest expense as a result of a 16 basis point decrease in the average cost of interest-bearing liabilities. Net interest rate spread was stable at 3.00% for 2014 compared to 2.99% for the prior year. Net interest margin decreased to 3.17% for 2014 compared to 3.20% for the prior year. The decrease in the net interest margin was partially due to a 15 basis point decrease in the average yield on interest-earning assets, which was partially offset by the decrease in the average cost of interest-bearing liabilities.
Interest and Dividend Income: Interest income increased $347,000, or 2.0%, to $17.9 million for the year ended December 31, 2014 compared to $17.6 million for the prior year primarily due to a $252,000 increase in interest and dividend income on investment securities and FHLB stock and a $93,000 increase in interest income on loans receivable.
Interest income on loans increased to $14.1 million for the year ended December 31, 2014 from $14.0 million for 2013. The average balance of loans outstanding increased by $13.7 million for the year ended December 31, 2014 but was partially offset by a 22 basis point decrease in the average yield earned on loans due to current lower interest rates and the competitive loan environment. The current low interest rate environment continues to negatively impact interest income and management anticipates this trend to continue in the near future.
Interest and fee income on mortgage warehouse loans increased $123,000, or 2.4%, to $5.3 million during 2014 when compared to 2013 due to the increase of $8.0 million, or 8.1%, in the average balance of mortgage warehouse loans which was partially offset by a decrease in the average yield earned on these loans of 27 basis points during 2014. The volume of the loans originated by the mortgage companies decreased to $2.2 billion in 2014 from $2.3 billion in 2013 primarily due to fewer mortgage refinances throughout the industry; however, the total average balance of mortgage warehouse loans outstanding increased due to the increase in the number of mortgage warehouse lenders added during 2014. At December 31, 2014, we had 29 active mortgage warehouse lenders compared to 18 at December 31, 2013.
Interest and fee income from five or more family commercial real estate loans increased $108,000, or 14.4%, to $859,000 for the year ended December 31, 2014 from $751,000 for 2013. The increase was primarily due to a $2.6 million, or 18.3%, increase in the average balance of these loans and partially offset by an 18 basis point decrease in the average yield earned on these loans as interest rates on new loans remain at competitive levels.
Interest and fee income from commercial construction loans increased $80,000, or 76.9%, to $184,000 for the year ended December 31, 2014 from $104,000 for 2013. The increase was primarily due to a $489,000 increase in the average balance of these loans combined with an increase in the average yield earned on these assets primarily as a result of prepayment fees recorded on one large loan relationship that was repaid during 2014.
Interest and fee income on residential mortgage loans held in portfolio increased $54,000, or 3.0%, to $1.9 million for the year ended December 31, 2014 from $1.8 million in 2013 due to a $2.6 million, or 8.2%, increase in the average outstanding balance of these loans which was partially offset by a 25 basis point decrease in the average yield earned on such loans. The Bank continues to sell the majority of its fixed rate residential mortgage loans originated, however, during 2014, the Bank made the strategic decision to retain 30% of its variable rate and 15 and 20 year fixed rate residential mortgage loans, which led to the increase in the average balances outstanding for 2014 when compared to 2013. The Bank continues to sell to the secondary market the 30 year fixed rate loans it originates.
Interest income on consumer loans decreased $83,000, or 28.8%, to $205,000 for the year ended December 31, 2014 from $288,000 during 2013. The average outstanding balance of these loans decreased $432,000 during 2014 when compared to 2013 and the average yield earned on such loans decreased 129 basis points during 2014 when compared to 2013 as the majority of the Company’s portfolio of higher yielding indirect dealer auto loans were repaid. The Company does not currently lend under any indirect dealer automobile program.
Interest and fee income on commercial and industrial loans decreased $70,000, or 9.2%, to $695,000 for the year ended December 31, 2014 from $765,000 for 2013. The decrease was due to decreases in the average yield earned on these loans of 29 basis points during 2014 combined with a decrease in the average balance outstanding of $420,000, or 2.3%, for 2014 when compared to 2013.

Interest and fee income on commercial real estate loans decreased $66,000, or 1.6%, to $4.1 million for the year ended December 31, 2014 from $4.2 million for 2013 primarily due to a 27 basis point decrease in the average yield earned on these loans which was partially offset by a $2.6 million, or 3.5%, increase in the average balance. Interest rates on commercial real estate loans were also competitive for new and refinanced loans during 2014, contributing to a lower yield in the continued low interest rate environment.
Interest income on taxable securities was relatively stable at $2.0 million for the years ended December 31, 2014 and 2013. The average outstanding balance of taxable securities increased $3.3 million, or 3.0%, during 2014 which was partially offset by a decrease in the average yield of five basis points from 2013. Interest income on tax exempt securities increased $209,000, or 14.5%, to $1.6 million for the year ended December 31, 2014 from $1.4 million during 2013 primarily due to a $9.1 million, or 20.9%, increase in the average outstanding balance and partially offset by a decrease in the average yield earned on tax-exempt securities of 17 basis points in 2014 compared to 2013.
Dividend income on FHLB stock increased $40,000, or 30.1%, for the year ended December 31, 2014 from 2013 primarily due to a $512,000 increase in the average balance combined with a 51 basis point increase in the average yield earned as a result of a supplemental dividend paid during 2014.
Interest Expense: Interest expense decreased $356,000, or 10.4%, to $3.1 million for the year ended December 31, 2014 compared to $3.4 million for 2013 primarily due to a $466,000 decrease in interest expense on deposit accounts partially offset by a $110,000 increase in interest expense on borrowings. The average cost of interest-bearing liabilities decreased 16 basis points to 0.83% during 2014 from 0.99% for 2013 primarily due to decreases in the average cost of borrowed funds and certificates of deposit and IRA time deposits. Partially offsetting the decrease in the average cost was a $26.0 million, or 7.5%, increase in the average outstanding balance of interest-bearing liabilities to $371.0 million for 2014 compared to $344.9 million for 2013.
Interest expense on deposits decreased $466,000, or 21.5%, to $1.7 million for the year ended December 31, 2014 from $2.2 million during 2013 primarily due to a 17 basis point decrease in the average cost of deposits and partially offset by a $3.2 million, or 1.1%, increase in the average balance of deposits during 2014. Management continues to manage the cost of its interest bearing deposits based on competition in the market place and its interest rate risk strategies.
The average cost of certificates of deposit and IRA time deposits decreased 33 basis points to 1.21% for 2014 from 1.54% in 2013 and the average outstanding balance of these deposits decreased $5.1 million, or 4.5%, resulting in a decrease of $436,000 in interest expense on these deposits. The interest expense on interest-bearing checking accounts decreased $23,000, or 15.8%, to $123,000 during 2014 from $146,000 during 2013 as the average cost of these deposits decreased five basis points to 0.22% in 2014 from 0.27% in 2013 which was partially offset by a $1.3 million, or 2.5%, increase in the average outstanding balance of these deposits in 2014 to $55.5 million from $54.2 million in 2013. Interest expense on money market accounts decreased slightly to $245,000 for the year ended December 31, 2014 from $254,000 during 2013 primarily due to a three basis point decrease in the average cost of these accounts to 0.37% for 2014 from 0.40% in 2013 which was partially offset by a $2.8 million, or 4.4%, increase in the average outstanding balance of these deposits.
The increase in interest expense on borrowings for the year ended December 31, 2014 was primarily due to a $22.8 million increase in the average balance of FHLB advances from 2013 as the Company entered into new longer term advances during the second quarter of 2014 combined with an increase in overnight borrowings from the FHLB during 2014. Partially offsetting the increase in the average balance of these borrowings was a 33 basis point decrease in the average cost of these borrowings due to the lower interest rate environment. In addition, the fixed-rate swap related to the Company’s subordinated debentures matured during the first quarter of 2014 and decreased interest expense by $86,000 as the cost of these debentures decreased by 167 basis points for the year ended December 31, 2014 when compared to 2013.
Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. After an evaluation of these factors, management determined that a $150,000 credit to the provision for loan losses was appropriate for the year ended December 31, 2014 based upon improving trends and asset quality metrics. In addition, the Company realized a $73,000 decrease in specific reserve requirements which was partially related to a $1.0 million paydown on one impaired commercial real estate and land loan relationship during 2014. Net charge-offs for 2014 decreased to $160,000 from $409,000 during 2013.

Noninterest Income: Noninterest income decreased $496,000, or 16.6%, to $2.5 million for the year ended December 31, 2014 from $3.0 million for 2013 primarily due to a $613,000 decrease on net gains on the sales of securities as a result of fewer security sales during 2014. Net gains on mortgage banking activities decreased $55,000 due to the slowdown in refinance activity resulting in fewer mortgage loans sold during the year ended December 31, 2014. Service charges on deposit accounts decreased $32,000 primarily due to lower overdraft activity and a decrease in service charges on checking accounts.
Partially offsetting these decreases was a $181,000 decrease in losses on other assets due to lower write-downs on other real estate owned and losses on sales of other real estate owned during the year ended December 31, 2014 when compared to 2013. During 2014, the Company recorded write-downs totaling $109,000 to fair market value less costs to sell related to its Rolling Prairie branch office that was closed in March 2014 and land in Valparaiso, Indiana, held for future branch development that was transferred to other real estate owned during the fourth quarter of 2014.
Noninterest Expense: Noninterest expense for the year ended December 31, 2014 totaled $12.4 million, an increase of $500,000, or 4.2%, from $11.9 million for 2013. During 2014, salaries and employee benefits increased $705,000, which included an increase in payroll expense of $352,000 related to annual merit increases, bonus accruals for officers and certain employees, and a full year of payroll expense for certain positions that were filled during the latter half of 2013. Deferred compensation expense for the Company’s supplemental retirement plans increased $103,000 from 2013 based on our estimate of future liabilities. Stock based compensation also increased $92,000 during 2014 from the prior year primarily due to the October 2014 grants of restricted stock and stock options under the Company’s 2014 Equity Incentive Plan. Deferred loan origination costs, which are recorded as a reduction of payroll expense at the time a loan is originated and then amortized over the life of the loan, decreased $119,000 during 2014 compared to 2013 due to fewer commercial and mortgage loan originations.
Noninterest expense was favorably impacted by a $62,000 decrease in data processing expense during 2014 due to setup costs for the Company’s investment and real estate investment trust subsidiaries during 2013 as well as the 2013 implementation costs related to a new mortgage software system. Bank examination fees also decreased by $94,000 during the year ended December 31, 2014 when compared to 2013 primarily due to the timing of external audit work and fees combined with an overall cost savings related to the change in the Company’s public accounting firm for the year ended December 31, 2014. Collection and other real estate owned expenses decreased $75,000 during 2014 primarily related to the lower levels of nonperforming assets and the related lower legal expenses and carrying costs.
Income Taxes: Income tax expense decreased for the year ended December 31, 2014 to $693,000 from $1.2 million for 2013. The Company’s effective tax rate for the year ended December 31, 2014 was 13.6%, a decrease from 23.4% for 2013. These decreases were a direct result of the Company’s tax planning strategies which include the captive insurance company implemented in December 2013.

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
A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing, and financing activities. At December 31, 2014 and December 31, 2013, $8.7 million and $18.2 million of our assets were invested in cash and cash equivalents, respectively. Our primary sources of cash are principal repayments on loans, proceeds from the sales and maturities of securities, principal repayments of mortgage-backed securities, and increases in deposit accounts.

Based on our current FHLB stock ownership, as of December 31, 2014 and 2013, we had $84.9 million and $86.8 million, respectively in borrowings outstanding from the FHLB. At December 31, 2014 and December 31, 2013 we had access to additional FHLB advances of up to approximately $952,000 and $223,000, respectively. At December 31, 2014 and 2013, if we increased our ownership in FHLB stock to the maximum allowable and increased our pledged collateral accordingly, we could borrow an additional $9.5 million and $12.5 million, respectively, from the FHLB.
The Company also has accommodations from First Tennessee Bank National Association to borrow federal funds up to $15.0 million at December 31, 2014 and 2013. The federal funds accommodation is not a confirmed line or loan, and First Tennessee Bank National Association may cancel such accommodation at any time, in whole or in part, without cause or notice, at its sole discretion. At December 31, 2014 and 2013, the Company had no borrowings from First Tennessee Bank National Association. At December 31, 2014 and 2013, the Company has an agreement with Zions First National Bank for an unsecured line of credit to borrow federal funds up to $9.0 million. This federal funds line of credit was established at the discretion of Zions First National Bank and may be terminated at any time in its sole discretion. The Company had no outstanding borrowings on this line at December 31, 2014 and had $2.4 million outstanding at December 31, 2013. The market value of unpledged available for sale securities which could be pledged for additional borrowing purposes was $115.0 million and $37.8 million at December 31, 2014 and 2013, respectively.
The following table presents the dollar amount of commitments outstanding for the major loan categories for the years indicated:

	December 31,
	2014	2013
	(Dollars in thousands)
Loans committed to originate:
Commercial real estate loans	$22,607	$2,368
Commercial loans	2,030	—
Commercial construction loans	1,972	—
Commercial lines of credit	6,884	4,566
Residential mortgage loans	—	293
Home equity loans	64	50
Consumer loans	92	40
Unused lines of credit:
Commercial construction loans	4,695	4,007
Residential construction loans	1,340	918
Home equity lines of credit	16,849	17,548
Overdraft lines of credit	3,382	3,530
Commercial standby letters of credit	983	920
Total	$60,898	$34,240
Certificates of deposit and IRAs due within one year of December 31, 2014 and 2013 totaled $76.2 million, or 69.6% and $74.4 million, or 63.2%, respectively of certificates of deposit and IRAs. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, IRAs, and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2015. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing, or financing cash flows. Net cash provided by operating activities was $6.7 million and $6.6 million for the years ended December 31, 2014 and 2013, respectively. Net cash utilized in investing activities was $804,000 and $29.0 million during the years ended December 31, 2014 and 2013. Investment securities utilized the majority of the Company’s funding resources during the years ended December 31, 2014 and 2013, as net cash utilized in purchases amounted to $34.0 million and $95.8 million, respectively, during the years ended December 31, 2014 and 2013, which was partially offset by cash flows from sales and maturities totaling $45.8 million and $49.5 million for the years ended December 31, 2014 and 2013, respectively. Net cash utilized by financing activities totaled $15.4 million for the year ended December 31, 2014 primarily due to the repurchase of the Company’s common stock outstanding totaling $4.3 million, a decrease in deposits totaling $5.9 million, and the repayment of FHLB and other short term borrowings totaling $4.3 million. During the year ended December 31, 2013, cash flows provided by financing activities totaled $33.8 million as a result of the Company utilizing an additional $25.0 million and $17.8 million in FHLB long and short term advances, respectively. The cash provided by these advances was partially offset by the repayment of FHLB long term advances totaling $5.0 million and the repurchase of the Company’s common stock totaling $3.2 million. The net effect of our operating, investing, and financing activities was to reduce our cash and cash equivalents from $18.2 million at January 1, 2014 to $8.7 million at December 31, 2014. The net effect of our operating, investing, and financing activities was to increase our cash and cash equivalents from $6.9 million at January 1, 2013 to $18.2 million at December 31, 2013.
We also have obligations under our post retirement plans as described in Notes 13 and 14 of the Notes to Consolidated Financial Statements. The post retirement benefit plans will require future payments to eligible plan participants. We contributed $63,000 and $58,000, respectively, to our 401(k) plan for the years ended December 31, 2014 and 2013.
Off-Balance-Sheet Arrangements. In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit and standby letters of credit. For information about our loan commitments, letters of credit, and unused lines of credit, see Note 22 of the Notes to Consolidated Financial Statements.
In August 2014, the Company executed three forward starting interest rate swaps against $30.0 million in maturing FHLB advances. Each of the interest rate swaps was against $10.0 million in adjustable rate FHLB advances tied to the one month LIBOR. The first interest rate swap will begin in March 2015 for five years with an effective fixed rate of 2.085%. The second interest rate swap will begin in June 2015 for five years with an effective fixed rate of 2.228%. The third interest rate swap will begin in March 2016 for five years with an effective fixed rate of 2.618%. Management pursued this hedging strategy to address the concern over the impact to the Company’s tangible equity from the price deterioration in the Company’s available-for-sale securities portfolio in a rising rate environment. We will continue to look for opportunities to address our exposure to rising interest rates utilizing hedging strategies in the future.
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
Historically, we have relied on funding longer term higher interest-earning assets with shorter term lower interest-bearing deposits to earn a favorable net interest rate spread. As a result, we have been vulnerable to adverse changes in interest rates. Over the past several years, management has implemented an asset/liability strategy to manage, subject to our profitability goals, our interest rate risk. Among the techniques we are currently using to manage interest rate risk are: (i) expanding, subject to market conditions, our commercial real estate loans, commercial business loans and mortgage warehouse loans as they generally reprice more quickly than residential mortgage loans; (ii) selling on the secondary market most of our originations of long-term fixed-rate one- to four-family residential mortgage loans; (iii) subject to market conditions and consumer demand, originating residential adjustable rate mortgages for our portfolio; (iv) using interest rate swaps, caps or floors to hedge our assets and/or liabilities; and (v) reducing the amount of long term, fixed rate mortgage-backed and CMO securities, which are vulnerable to an increasing interest rate environment and will extend in duration. We have also used structured rates with redemption features to improve our yield and may consider interest rate swaps and other hedging instruments.
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
Quantitative Analysis. The table below sets forth, as of December 31, 2014, the estimated changes in the net interest margin and the economic value of equity that would result from the designated changes in the United States Treasury yield curve over a 12 month non-parallel ramp for The LaPorte Savings Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Changes in Interest Rates (basis points) (1)		Estimated Increase (Decrease) in NIM			Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets
	Estimated NIM (2)	Amount	Percent	Estimated EVE (3)	Amount	Percent	EVE Ratio (4)	Changes in Basis Points
(Dollars in thousands)
+300	$16,511	$656	4.14%	$77,454	$(10,367)	(11.81)%	15.74%	(1.25)%
+200	16,319	464	2.93	82,516	(5,306)	(6.04)	16.50	(0.50)
+100	16,076	221	1.40	86,369	(1,453)	(1.65)	16.99	(0.01)
0	15,855	—	—	87,822	—	—	17.00	—
-100	15,292	(563)	(3.55)	82,654	(5,168)	(5.88)	15.79	(1.20)

(1)	Assumes changes in interest rates over a 12 month non-parallel ramp.

(2)	NIM or Net Interest Margin measures The LaPorte Savings Bank’s exposure to net interest income due to changes in a forecast interest rate environment.

(3)	EVE or Economic Value of Equity at Risk measures The LaPorte Savings Bank’s exposure to equity due to changes in a forecast interest rate environment.

(4)	EVE Ratio represents Economic Value of Equity divided by the economic value of assets which should translate into built in stability for future earnings.
The previous table indicates that at December 31, 2014, in the event of a 100 basis point decrease in interest rates over a 12 month non-parallel ramp, we would experience a 3.55% decrease in net interest income. In the event of a 100 basis point increase in interest rates over a 12 month non-parallel ramp, the net interest income would increase 1.40%.
The previous table also indicates that at December 31, 2014, in the event of a 100 basis point decrease in interest rates over a 12 month non-parallel ramp, we would experience a 5.88% decrease in economic value of equity. In the event of a 100 basis point increase in interest rates over a 12 month non-parallel ramp, the economic value would decrease 1.65% in economic value of equity.
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

The Company has taken steps to address its exposure to rising interest rates and the related effect on its EVE. For instance, management executed an interest rate swap to address the exposure on its $5.0 million floating rate trust preferred debenture in April 2009 by swapping for a fixed five year effective rate of 5.54% which matured on March 26, 2014. In October 2009, the Company executed a $10.3 million interest rate swap which took $10.3 million five year floating rate brokered certificates of deposit and swapped for a fixed five year effective rate of 3.19% which matured on October 9, 2014. In February 2010, the Company executed two interest rate swaps against $15.0 million in maturing FHLB advances. The first interest rate swap was against a $10.0 million adjustable rate advance tied to the three month LIBOR plus 0.25% for six years at an effective fixed rate of 3.69% and began in July 2010. The second interest rate swap was against a $5.0 million adjustable rate advance tied to the three month LIBOR plus 0.22% for five years with an effective fixed rate of 3.54% and began in September 2010.
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
The information regarding financial statements is incorporated herein by reference to LaPorte Bancorp, Inc.’s 2014 Annual Report to Shareholders in the Financial Statements and the Notes thereto.

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
(b) Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 based upon the 2013 criteria set forth in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company’s management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2014.
(c) Changes in internal controls
There were no significant changes made in our internal control over financial reporting during the Company’s fourth quarter of the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Table of Contents

Item 9B.	Other Information
Not Applicable
PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The “Proposal I—Election of Directors” section of the Company’s definitive proxy statement for the Company’s 2015 Annual Meeting of Shareholders (the “2015 Proxy Statement”) is incorporated herein by reference.

Item 11.	Executive Compensation
The “Proposal I—Election of Directors” section of the Company’s 2015 Proxy Statement is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The “Proposal I—Election of Directors” section of the Company’s 2015 Proxy Statement is incorporated herein by reference.
The following table sets forth information as of December 31, 2014 about Company common stock that may be issued under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	598,972	$9.30	20,294
Equity compensation plans not approved by security holders	—	—	—
Total	598,972	$9.30	20,294

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The “Transactions with Certain Related Persons” section of the Company’s 2015 Proxy Statement is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services
The “Proposal II – Ratification of Appointment of Independent Registered Public Accounting Firm” Section of the Company’s 2015 Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
The following are filed as a part of this report by means of incorporation by reference to LaPorte Bancorp, Inc.’s 2014 Annual Report to Shareholders:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets—at December 31, 2014 and 2013

(C)	Consolidated Statements of Income—Years ended December 31, 2014 and 2013

(D)	Consolidated Statements of Comprehensive Income (Loss)—Years ended December 31, 2014 and 2013

(E)	Consolidated Statements of Changes In Shareholders’ Equity—Years ended December 31, 2014 and 2013

(F)	Consolidated Statements of Cash Flows—Years ended December 31, 2014 and 2013

(G)	Notes to Consolidated Financial Statements.
(a)(2)  Financial Statement Schedules
None.
(a)(3)  Exhibits

3.1	Articles of Incorporation of LaPorte Bancorp, Inc. (1)
3.2	Bylaws of LaPorte Bancorp, Inc. (2)
4	Form of Common Stock Certificate of LaPorte Bancorp, Inc. (3)
10.1	Employment Agreement by and among Lee A. Brady and The LaPorte Savings Bank effective February 26, 2008(4)
10.2	Employment Agreement by and among Michele M. Thompson and The LaPorte Savings Bank effective February 26, 2008(5)
10.3	First Amendment of Employment Agreement for Lee A. Brady dated September 23, 2008 (6)
10.4	Second Amendment to the Employment Agreement for Lee A. Brady dated July 12, 2011 (7)
10.5	First Amendment to the Employment Agreement for Michele M. Thompson dated September 23, 2008 (8)
10.6	Second Amendment to the Employment Agreement for Michele M. Thompson dated July 12, 2011 (9)
10.7	Employment agreement by and among Patrick W. Collins and The LaPorte Savings Bank dated January 1, 2011(10)
10.8	Amended and Restated Supplemental Executive Retirement Plan by and among Lee A. Brady and The LaPorte Savings Bank dated October 26, 2010 (11)
10.9	Supplemental Executive Retirement Agreement by and among Michele M. Thompson and The LaPorte Savings Bank dated October 26, 2010 (12)
10.10	Supplemental Executive Retirement Agreement by and among Patrick W. Collins and The LaPorte Savings Bank dated December 28, 2010 (13)
10.11	Split Dollar Agreement by and among Patrick W. Collins and The LaPorte Savings Bank dated December 28, 2010 (14)
10.12	Split Dollar Agreement by and among Michele M. Thompson and The LaPorte Savings Bank dated October 26, 2010 (15)
10.13	Split Dollar Agreement by and among Lee A. Brady and The LaPorte Savings Bank dated January 1, 2003 (16)
10.14	Deferred Compensation Agreement by and among Lee A. Brady and The LaPorte Savings Bank dated February 27, 1979 (17)
10.15	First Amendment to the Deferred Compensation Agreement by and among Lee A. Brady and The LaPorte Savings Bank dated September 23, 2008 (18)
10.16	Employee Stock Ownership Plan amended and restated effective January 1, 2011 (19)
10.17	LaPorte Bancorp, Inc. 2011 Equity Incentive Plan (20)
10.18	LaPorte Bancorp, Inc. 2014 Equity Incentive Plan (21)
13	Consolidated Financial Statements
21	Subsidiaries of Registrant
23.1	Consent of BKD LLP
23.2	Consent of Crowe Horwath LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2014 and 2013, (ii) the Consolidated Statements of Income for the years ended December 31, 2014 and 2013, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014 and 2013, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2014 and 2013, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013, and (vi) the notes to the Consolidated Financial Statements

(1)
Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 of LaPorte Bancorp, Inc. (file no. 333-182106), originally filed with the Securities and Exchange Commission on June 13, 2012.

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

(20)	Incorporated by reference to Exhibit 10 to the Registration Statement on Form S-8 (file no. 333-177549) filed with the Securities and Exchange Commission on October 27, 2011.

(21)	Incorporated by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed with the SEC on April 3, 2014.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAPORTE BANCORP, INC.

Date: March 12, 2015	By:	/s/ Lee A. Brady
Lee A. Brady
Chief Executive Officer (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lee A. Brady	Chief Executive Officer (Principal Executive Officer)	March 12, 2015
Lee A. Brady

/s/ Michele M. Thompson	President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2015
Michele M. Thompson

/s/ Paul G. Fenker	Chairman of the Board	March 12, 2015
Paul G. Fenker

/s/ Mark A. Krentz	Secretary of the Board	March 12, 2015
Mark A. Krentz

/s/ Ralph F. Howes	Director	March 12, 2015
Ralph F. Howes

/s/ L. Charles Lukmann, III	Director	March 12, 2015
L. Charles Lukmann, III

/s/ Jerry L. Mayes	Vice Chairman of the Board	March 12, 2015
Jerry L. Mayes

/s/ Robert P. Rose	Director	March 12, 2015
Robert P. Rose

/s/ Dale A. Parkison	Director	March 12, 2015
Dale A. Parkison