Form 10-Q
period 2015-03-31
LaPorte Bancorp, Inc.
filed 2015-05-14
CIK 1549276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒
Number of shares of common stock outstanding at May 13, 2015: 5,623,566

PART I	FINANCIAL INFORMATION

ITEM 1	CONSOLIDATED FINANCIAL STATEMENTS

LAPORTE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Dollars in thousands, except share data)
	(Unaudited)
ASSETS
Cash and due from financial institutions	$11,221	$8,698
Interest-earning time deposits in other financial institutions	5,635	6,615
Securities available-for-sale	140,600	155,223
Loans held for sale, at fair value	512	763
Loans, net of allowance for loan losses of $3,675 at March 31, 2015 and $3,595 at December 31, 2014	328,245	306,131
Mortgage servicing rights	330	351
Other real estate owned	751	649
Premises and equipment, net	8,652	8,668
Federal Home Loan Bank stock, at cost	4,275	4,275
Goodwill	8,431	8,431
Other intangible assets	190	204
Bank owned life insurance	14,713	14,608
Accrued interest receivable and other assets	3,634	4,000
Total assets	$527,189	$518,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$57,852	$53,030
Interest bearing	294,852	287,738
Total deposits	352,704	340,768
Federal Home Loan Bank advances	80,000	84,919
Subordinated debentures	5,155	5,155
Short-term borrowings	500	—
Accrued interest payable and other liabilities	5,777	5,386
Total liabilities	444,136	436,228
Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized at March 31, 2015 and December 31, 2014; 5,623,566 and 5,672,968 shares issued and outstanding at March 31, 2015 and December 31, 2014	56	57
Additional paid-in capital	40,164	40,609
Retained earnings	44,985	44,258
Accumulated other comprehensive income, net of tax expense of $443 at March 31, 2015 and $269 at December 31, 2014	861	522
Unearned Employee Stock Ownership Plan (ESOP) shares	(3,013)	(3,058)
Total shareholders’ equity	83,053	82,388
Total liabilities and shareholders’ equity	$527,189	$518,616
See accompanying condensed notes to consolidated financial statements (unaudited).

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$3,601	$3,250
Taxable securities	410	538
Tax exempt securities	408	414
Federal Home Loan Bank stock	43	52
Other interest income	19	23
Total interest and dividend income	4,481	4,277
Interest expense:
Deposits	294	477
Federal Home Loan Bank advances	268	253
Subordinated debentures	42	65
Short-term borrowings	1	—
Total interest expense	605	795
Net interest income	3,876	3,482
Provision for loan losses	105	—
Net interest income after provision for loan losses	3,771	3,482
Noninterest income:
Service charges on deposit accounts	76	104
ATM and debit card fees	103	100
Wire transfer fees	78	47
Earnings on bank owned life insurance, net	105	104
Net gains on mortgage banking activities	130	119
Loan servicing fees, net	13	34
Net gains on sales of securities available-for-sale	50	10
Gains (losses) on other assets	10	(36)
Other income	37	39
Total noninterest income	602	521
Noninterest expense:
Salaries and employee benefits	1,934	1,773
Occupancy and equipment	468	483
Data processing	153	162
Advertising	82	57
Bank examination fees	112	43
FDIC insurance	70	83
Collection and other real estate owned	31	53
Amortization of intangible assets	14	18
Other expenses	401	433
Total noninterest expense	3,265	3,105
Income before income taxes	1,108	898
Income tax expense	156	48
Net income	$952	$850

Earnings per share (Note 3):
Basic	$0.18	$0.15
Diluted	0.18	0.15
See accompanying condensed notes to consolidated financial statements (unaudited).

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Net income	$952	$850
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during the period	1,012	1,499
Reclassification adjustment for net gains included in net income	(50)	(10)
Gross unrealized gains	962	1,489
Related income tax expense	(327)	(507)
Net unrealized gains	635	982
Unrealized gains (losses) on cash flow hedges:
Gross unrealized gains (losses)	(449)	183
Related income tax (expense) benefit	153	(61)
Net unrealized gains (losses)	(296)	122
Total other comprehensive income	339	1,104
Comprehensive income	$1,291	$1,954

See accompanying condensed notes to consolidated financial statements (unaudited).

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Unearned ESOP Shares	Total
	(Dollars in thousands, except per share data)
Balance at January 1, 2014	$59	$44,495	$40,771	$(1,838)	$(3,238)	$80,249
Net income	—	—	850	—	—	850
Other comprehensive income	—	—	—	1,104	—	1,104
Cash dividends on common stock, $0.04 per share	—	—	(236)	—	—	(236)
Repurchase of common stock, 101,485 shares	(1)	(1,109)	—	—	—	(1,110)
ESOP shares earned, 5,621 shares	—	16	—	—	45	61
Exercise of stock options, 2,236 shares	—	14	—	—	—	14
Stock based compensation expense	—	62	—	—	—	62
Balance at March 31, 2014	$58	$43,478	$41,385	$(734)	$(3,193)	$80,994

Balance at January 1, 2015	$57	$40,609	$44,258	$522	$(3,058)	$82,388
Net income	—	—	952	—	—	952
Other comprehensive income	—	—	—	339	—	339
Cash dividends on common stock, $0.04 per share	—	—	(225)	—	—	(225)
Repurchase of common stock, 53,874 shares	(1)	(675)	—	—	—	(676)
ESOP shares earned, 5,621 shares	—	28	—	—	45	73
Exercise of stock options, 4,472 shares	—	29	—	—	—	29
Stock based compensation expense	—	173	—	—	—	173
Balance at March 31, 2015	$56	$40,164	$44,985	$861	$(3,013)	$83,053

See accompanying condensed notes to consolidated financial statements (unaudited).

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$952	$850
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	140	140
Provision for loan losses	105	—
Net gains on securities available-for-sale	(50)	(10)
Net amortization on securities available-for-sale	192	247
Net gains on sales of loans	(124)	(114)
Originations of loans held for sale	(3,354)	(3,360)
Proceeds from sales of loans held for sale	3,729	3,618
Recognition of mortgage servicing rights	(6)	(5)
Amortization of mortgage servicing rights	13	13
Net change in mortgage servicing rights valuation allowance	14	(6)
Net gains on sales of other real estate owned	(10)	(26)
Write down of other real estate owned and assets held for sale	—	73
Earnings on bank owned life insurance, net	(105)	(104)
Amortization of intangible assets	14	18
ESOP compensation expense	73	61
Stock based compensation expense	173	62
Change in assets and liabilities:
Accrued interest receivable and other assets	192	86
Accrued interest payable and other liabilities	(58)	(666)
Net cash provided by operating activities	1,890	877
Cash flows from investing activities:
Net changes in interest-earning time deposits at other financial institutions	980	(487)
Proceeds from sales of securities available-for-sale	10,262	680
Proceeds from maturities, calls, and principal repayments of securities available-for-sale	5,181	3,586
Purchases of securities available-for-sale	—	(12,660)
Net change in loans	(22,346)	529
Proceeds from sales of other real estate owned	35	289
Premises and equipment expenditures, net	(124)	(64)
Net cash utilized for investing activities	(6,012)	(8,127)
Cash flows from financing activities:
Net change in deposits	11,936	(3,430)
Repayment of FHLB long-term advances	(5,000)	—
Net change in FHLB short-term advances	81	(4,287)
Net change in short-term borrowings	500	6,580
Stock options exercised	29	14
Dividends paid on common stock	(225)	(236)
Repurchase of common stock	(676)	(1,110)
Net cash provided by (utilized for) financing activities	6,645	(2,469)
Net increase (decrease) in cash and cash equivalents	2,523	(9,719)
Cash and cash equivalents at beginning of period	8,698	18,219
Cash and cash equivalents at end of period	$11,221	$8,500

(continued)

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Supplemental cash flow information:
Cash paid during the period for:
Interest	$607	$807
Income taxes	—	—
Supplemental noncash disclosures:
Transfers from loans receivable to other real estate owned	$127	$32

See accompanying condensed notes to consolidated financial statements (unaudited).

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND CONSOLIDATION

The unaudited consolidated financial statements include the accounts of LaPorte Bancorp, Inc., a Maryland corporation (the “Bancorp”), its wholly owned subsidiaries, LSB Risk Management, Inc., The LaPorte Savings Bank (the “Bank”), the Bank’s wholly-owned subsidiary, LSB Investments, Inc. (“LSB Inc.”), and LSB Inc.’s wholly-owned subsidiary, LSB Real Estate, Inc. (“LSB REIT”), together referred to as the “Company.” The Bancorp was formed in June 2012. LSB Risk Management, LLC was formed on December 27, 2013 as a captive insurance company and is incorporated in Nevada. LSB Inc. was formed on October 1, 2011 to manage a portion of the Bank’s investment portfolio and is incorporated in Nevada. LSB REIT, a real estate investment trust, was formed on January 1, 2013 to invest in assets secured by residential or commercial real estate properties originated by the Bank and is incorporated in Maryland. Intercompany transactions and balances are eliminated in consolidation.

The unaudited consolidated financial statements have been prepared by management in accordance with U.S. generally accepted accounting principles for interim financial statements and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”). In the opinion of management, the unaudited consolidated financial statements contain all material adjustments (consisting of normal recurring accruals) and disclosures which are necessary to make the financial statements not misleading and for a fair presentation of the financial position and results of operations for the interim periods presented herein.

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2014. The results for the three month period ended March 31, 2015 may not indicate the results to be expected for any other interim period or for the full year ending December 31, 2015.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04 “Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans Upon Foreclosure.” This ASU clarifies when an in-substance repossession or foreclosure occurs and states that a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed-in-lieu of foreclosure or through a similar legal agreement. Additionally, the amendments require interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. The new requirements became effective for public companies for interim and annual periods beginning after December 15, 2014 and did not have a significant impact on the Company’s financial condition or results of operation.

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

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In June 2014, the FASB issued ASU No. 2014-11 “Transfers and Servicing (Topic 860) - Repurchase to Maturity Transactions, Repurchase Financings, and Disclosures.” This ASU aligns the accounting for repurchase to maturity transactions and repurchase agreements executed as a repurchase financing with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. ASU 2014-11 became effective for interim and annual periods beginning after December 15, 2014 and did not have a significant impact on the Company’s financial condition or results of operation.

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

In August 2014, the FASB issued ASU No. 2014-14 “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure.” This ASU requires that a mortgage loan be derecognized and a separate other receivable be recognized upon foreclosure if certain conditions are met. Upon foreclosure, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) expected to be recovered from the guarantor. ASU 2014-14 became effective for interim and annual periods beginning after December 15, 2014 and did not have a significant impact on the Company’s financial condition or results of operations.

In April 2015, the FASB issued ASU No. 2015-05 “Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 is effective for interim and annual reporting periods beginning after December 31, 2015. The Company is evaluating the impact relating to adopting this statement and does not expect it to have a significant impact on the Company’s financial condition or results of operations.

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

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The factors used in the earnings per common share computation follow:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands, except per share data)
Basic:
Net income	$952	$850

Weighted average common shares outstanding	5,627,687	5,886,073
Less: Average unallocated ESOP shares	(379,449)	(401,935)
Average shares	5,248,238	5,484,138

Basic earnings per common share	$0.18	$0.15

Diluted:
Net income	$952	$850

Weighted average common shares outstanding for basic earnings per common share	5,248,238	5,484,138
Add: Dilutive effects of assumed exercises of stock options	109,750	79,155
Average shares and dilutive potential common shares	5,357,988	5,563,293

Diluted earnings per common share	$0.18	$0.15

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. federal agency obligations	$6,947	$31	$(10)	$6,968
State and municipal	53,702	2,786	(36)	56,452
Mortgage-backed securities – residential	26,167	280	(45)	26,402
Government agency sponsored collateralized mortgage obligations	49,875	363	(420)	49,818
Corporate debt securities	1,000	—	(40)	960
Total	$137,691	$3,460	$(551)	$140,600

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. federal agency obligations	$7,447	$14	$(66)	$7,395
State and municipal	54,298	2,638	(89)	56,847
Mortgage-backed securities – residential	27,391	185	(88)	27,488
Government agency sponsored collateralized mortgage obligations	63,140	290	(900)	62,530
Corporate debt securities	1,000	—	(37)	963
Total	$153,276	$3,127	$(1,180)	$155,223

At March 31, 2015 and December 31, 2014, all of our mortgage-backed securities were issued by U.S. government-sponsored enterprises and all of our collateralized mortgage obligations were issued by either U.S. government-sponsored enterprises or the U.S. Small Business Administration.

Securities with unrealized losses at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	March 31, 2015
	Continuing Unrealized Loss For Less Than 12 Months		Continuing Unrealized Loss For 12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. federal agency obligations	$3,489	$(10)	$—	$—	$3,489	$(10)
State and municipal	4,802	(19)	1,230	(17)	6,032	(36)
Mortgage-backed securities – residential	4,169	(10)	2,898	(35)	7,067	(45)
Government agency sponsored collateralized mortgage obligations	4,901	(12)	22,214	(408)	27,115	(420)
Corporate debt securities	—	—	960	(40)	960	(40)
Total temporarily impaired	$17,361	$(51)	$27,302	$(500)	$44,663	$(551)

	December 31, 2014
	Continuing Unrealized Loss For Less Than 12 Months		Continuing Unrealized Loss For 12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. federal agency obligations	$2,792	$(8)	$2,942	$(58)	$5,734	$(66)
State and municipal	3,571	(11)	5,506	(78)	9,077	(89)
Mortgage-backed securities – residential	13,261	(40)	3,073	(48)	16,334	(88)
Government agency sponsored collateralized mortgage obligations	5,845	(34)	33,504	(866)	39,349	(900)
Corporate debt securities	963	(37)	—	—	963	(37)
Total temporarily impaired	$26,432	$(130)	$45,025	$(1,050)	$71,457	$(1,180)

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2015, the Company held 59 investments in debt securities totaling $44.7 million, or 31.8% of its total debt securities, in an unrealized loss position, of which 29 were in an unrealized loss position for less than twelve months and 30 were in an unrealized loss position for more than twelve months. At December 31, 2014, the Company held 86 investments in debt securities totaling $71.5 million, or 46.0% of its total debt securities, in an unrealized loss position, of which 32 were in an unrealized loss position for less than twelve months and 54 were in an unrealized loss position for more than twelve months.

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

Proceeds from sales of securities available-for-sale were as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Proceeds	$10,262	$680
Gross gains	84	10
Gross losses	(34)	—

The amortized cost and fair value of debt securities at March 31, 2015 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations (“CMO”), are shown separately.

	March 31, 2015
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$228	$232
Due from one to five years	16,191	16,493
Due from five to ten years	32,897	34,291
Due after ten years	12,333	13,364
Subtotal	61,649	64,380
Mortgage-backed securities and government agency sponsored collateralized mortgage obligations	76,042	76,220
Total	$137,691	$140,600

Securities pledged at March 31, 2015 and December 31, 2014 had a carrying amount of approximately $43.6 million and $40.2 million, respectively, and were pledged to secure Federal Home Loan Bank (“FHLB”) advances, short-term borrowings through the Federal Reserve Discount Window, and cash flow hedges.

At March 31, 2015 and December 31, 2014, there were no holding of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – LOANS

Loans were as follows for the dates indicated:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Commercial	$124,178	$118,312
Residential mortgage	38,865	39,317
Mortgage warehouse	149,556	132,636
Residential construction	2,091	1,664
Home equity	12,876	13,195
Consumer and other	4,058	4,325
Subtotal	331,624	309,449
Less: Net deferred loan (fees) costs	296	277
Allowance for loan losses	(3,675)	(3,595)
Loans, net	$328,245	$306,131

At March 31, 2015 and 2014, the Bank’s mortgage warehouse division had repurchase agreements with 29 and 20 mortgage companies, respectively. The following table identifies the activity and related interest and fee income attributable to the mortgage warehouse division for the periods presented:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Mortgage Warehouse:
Originations	$765,001	$414,596
Sold Loans	738,064	411,962
Interest income	1,246	894
Warehouse fees	235	125
Wire transfer fees	73	41

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

The following tables present the activity in the allowance for loan losses by portfolio segment for the periods indicated:

	Three Months Ended March 31, 2015
	Commercial	Residential Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,116	$676	$654	$4	$90	$55	$—	$3,595
Charge-offs	(20)	(5)	—	—	—	(5)	—	(30)
Recoveries	—	—	—	—	—	5	—	5
Provision	154	(59)	19	1	(5)	(5)	—	105
Ending balance	$2,250	$612	$673	$5	$85	$50	$—	$3,675

	Three Months Ended March 31, 2014
	Commercial	Residential Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,725	$458	$508	$—	$111	$83	$20	$3,905
Charge-offs	—	(37)	—	—	—	(7)	—	(44)
Recoveries	—	—	—	—	—	7	—	7
Provision	(92)	114	12	1	(5)	(10)	(20)	—
Ending balance	$2,633	$535	$520	$1	$106	$73	$—	$3,868

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of the dates indicated:

	March 31, 2015
	Commercial	Residential Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$1,000	$113	$—	$—	$5	$—	$—	$1,118
Collectively evaluated for impairment	1,250	499	673	5	80	50	—	2,557
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total ending allowance	$2,250	$612	$673	$5	$85	$50	$—	$3,675

Loans:
Individually evaluated for impairment	$8,961	$2,004	$—	$—	$7	$—	$—	$10,972
Collectively evaluated for impairment	114,649	36,749	149,556	2,091	12,869	4,058	—	319,972
Acquired with deteriorated credit quality	568	112	—	—	—	—	—	680
Total ending loan balance	$124,178	$38,865	$149,556	$2,091	$12,876	$4,058	$—	$331,624

	December 31, 2014
	Commercial	Residential Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$764	$122	$—	$—	$—	$—	$—	$886
Collectively evaluated for impairment	1,352	554	654	4	90	55	—	2,709
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total ending allowance	$2,116	$676	$654	$4	$90	$55	$—	$3,595

Loans:
Individually evaluated for impairment	$9,005	$2,206	$—	$—	$7	$—	$—	$11,218
Collectively evaluated for impairment	108,688	36,999	132,636	1,664	13,188	4,325	—	297,500
Acquired with deteriorated credit quality	619	112	—	—	—	—	—	731
Total ending loan balance	$118,312	$39,317	$132,636	$1,664	$13,195	$4,325	$—	$309,449

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present information related to impaired loans by class of loans as of the dates indicated:

	March 31, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial:
Real estate	$2,886	$2,884	$—	$2,962	$2,960	$—
Five or more family	3,681	3,681	—	3,699	3,699	—
Land	134	117	—	138	123	—
Residential mortgage	1,148	1,093	—	1,151	1,103	—
Home equity	—	—	—	8	7	—
Subtotal	7,849	7,775	—	7,958	7,892	—
With an allowance recorded:
Commercial:
Real estate	1,017	909	317	830	769	281
Land	1,937	1,370	683	1,937	1,454	483
Residential mortgage	973	911	113	1,169	1,103	122
Home equity	7	7	5	—	—	—
Subtotal	3,934	3,197	1,118	3,936	3,326	886
Total	$11,783	$10,972	$1,118	$11,894	$11,218	$886

The following table presents loans individually evaluated for impairment by class of loans for the periods indicated:

	Three Months Ended March 31,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial:
Real estate	$2,933	$45	$2,815	$39
Five or more family	3,692	60	3,510	49
Land	120	—	201	—
Residential mortgage	1,098	1	1,228	6
Home equity	—	—	11	—
Subtotal	7,843	106	7,765	94
With an allowance recorded:
Commercial:
Real estate	933	—	815	—
Land	1,440	—	2,574	—
Residential mortgage	916	2	176	—
Home equity	7	—	28	—
Subtotal	3,296	2	3,593	—
Total	$11,139	$108	$11,358	$94

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of the dates indicated. The Bank had no loans greater than 90 days past due that were accruing as of March 31, 2015 or December 31, 2014.

	Nonaccrual
	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$27
Real estate	962	879
Land	1,487	1,577
Residential mortgage	1,735	1,933
Home equity	7	7
Total	$4,191	$4,423

The following tables present the aging of the recorded investment in past due loans by class of loans as of the dates indicated:

	March 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$—	$—	$—	$16,721	$16,721
Real estate	235	23	909	1,167	74,210	75,377
Five or more family	—	—	—	—	16,291	16,291
Construction	—	—	—	—	5,816	5,816
Land	—	—	1,127	1,127	8,846	9,973
Residential mortgage	88	123	814	1,025	37,840	38,865
Mortgage warehouse	—	—	—	—	149,556	149,556
Residential construction:
Construction	—	—	—	—	1,901	1,901
Land	—	—	—	—	190	190
Home equity	—	22	7	29	12,847	12,876
Consumer and other	—	—	—	—	4,058	4,058
Total	$323	$168	$2,857	$3,348	$328,276	$331,624

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$—	$27	$27	$17,388	$17,415
Real estate	72	—	822	894	74,369	75,263
Five or more family	—	—	—	—	16,486	16,486
Construction	—	—	—	—	2,322	2,322
Land	—	—	1,216	1,216	5,610	6,826
Residential mortgage	454	203	920	1,577	37,740	39,317
Mortgage warehouse	—	—	—	—	132,636	132,636
Residential construction:
Construction	—	—	—	—	1,472	1,472
Land	—	—	—	—	192	192
Home equity	—	73	7	80	13,115	13,195
Consumer and other	19	—	—	19	4,306	4,325
Total	$545	$276	$2,992	$3,813	$305,636	$309,449

Troubled Debt Restructurings

A loan modification is considered a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the Company grants a concession it would not otherwise consider but for the borrower’s financial difficulties. The following table presents the Company’s TDRs as of the dates indicated:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
TDRs:
Performing in accordance with modified repayment terms	$5,836	$5,873
Nonperforming	672	762
	$6,508	$6,635

Specific reserve	$20	$23

TDRs previously disclosed resulted in no charge-offs during the three months ended March 31, 2015 and 2014. The Company had not committed to lend additional amounts to customers with outstanding TDR loans at March 31, 2015 and December 31, 2014.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present loans by class modified as TDRs that occurred during the periods indicated:

	Three Months Ended March 31,
	2015			2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial:
Real Estate	1	$207	$207	1	$919	$919
Five or more family	—	—	—	1	3,507	3,750
Total	1	$207	$207	2	$4,426	$4,669

During the three months ended March 31, 2015, the concession granted by the Company consisted of a reduction in monthly payments. During the three months ended March 31, 2014, the concessions granted by the Company consisted of loan refinances at below market interest rates.

There were no TDRs that defaulted within twelve months following the modification during the three months ended March 31, 2015 and 2014.

A loan is considered to be in payment default once it is 90 days contractually past due under the modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed by the Company’s Officer Loan Committee.

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. The analysis includes loans with risk ratings of Special Mention, Substandard, and Doubtful. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

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

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the risk category of loans by class based on the most recent analysis performed as of the dates indicated:

	March 31, 2015
	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial:
Commercial and industrial	$16,708	$13	$—	$—
Real estate	68,895	1,147	5,335	—
Five or more family	12,610	—	3,681	—
Construction	5,816	—	—	—
Land	8,402	84	1,487	—
Residential mortgage	37,092	23	1,750	—
Mortgage warehouse	149,556	—	—	—
Residential construction:
Construction	1,901	—	—	—
Land	190	—	—	—
Home equity	12,868	—	8	—
Consumer and other	4,058	—	—	—
Total	$318,096	$1,267	$12,261	$—

	December 31, 2014
	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial:
Commercial and industrial	$17,397	$—	$18	$—
Real estate	67,597	1,663	5,983	20
Five or more family	12,787	—	3,699	—
Construction	2,322	—	—	—
Land	5,147	102	1,577	—
Residential mortgage	36,827	120	2,370	—
Mortgage warehouse	132,636	—	—	—
Residential construction:
Construction	1,472	—	—	—
Land	192	—	—	—
Home equity	13,113	73	9	—
Consumer and other	4,325	—	—	—
Total	$293,815	$1,958	$13,656	$20

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Purchased Loans

The Company purchased loans during 2007, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was then probable that all contractually required payments would not be collected. The outstanding balance and carrying amount of those loans was as follows:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$27
Real estate	568	621
Residential mortgage	112	112
Outstanding balance	$680	$760
Carrying amount, net of allowance of $0	$680	$731

Accretable yield, or income expected to be collected, was as follows:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Beginning balance	$18	$73
Reclassification from non-accretable yield	—	—
Accretion of income	(11)	(14)
Ending balance	$7	$59

For the purchased loans disclosed above, the Company did not increase the allowance for loan losses during 2015 or 2014. No allowance for loan losses was reversed during 2015 or 2014.

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

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Other Real Estate Owned: Assets acquired through or instead of loan foreclosures are initially recorded at fair value less cost to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value, less estimated costs to sell. Fair value is commonly based on recent real estate appraisals performed by qualified independent third-party appraisers. These appraisals may utilize a single valuation approach or a combination of approaches including cost, comparable sales, and the income approach. The cost approach is based on the cost to replace the existing property. The comparable sales approach evaluates the sales prices of comparable properties within the same market area. The income approach considers net operating income generated by the property and the rate of return required by an investor. Adjustments are routinely made in the appraisal process by the independent third-party appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

The President and Chief Financial Officer (“President/CFO”), Senior Vice President – Chief Accounting Officer (“SVP – CAO”), and Executive Vice President – Credit (“EVP – Credit”) are responsible for determining the valuation processes and procedures for the fair value measurement of impaired loans and other real estate owned properties. The President/CFO, SVP – CAO, and EVP – Credit review impaired loans and other real estate owned properties on a quarterly basis to determine the accuracy of third-party appraisals, auction values, values derived from trade publications, any additional data received from the borrower, and the appropriateness of unobservable inputs, generally discounts due to collection issues and current market conditions which are utilized in determining the fair value. The EVP – Credit determines discounts based on the valuation source and asset type for impaired loans. These discounts are reviewed periodically, annually at a minimum, for appropriateness. Current trends in market values and gains and losses on sales of similar assets are also considered when determining discounts of asset categories.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The tables below present the valuation methodology and unobservable inputs for impaired loans and other real estate owned at March 31, 2015 and December 31, 2014.

	March 31, 2015
	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average of Inputs
Impaired loans:
Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	20%	20%
Land	Appraisals	Discounts for changes in market conditions	0-20%	10%
Home equity	Appraisals	Discounts for changes in market conditions	15%	15%

	December 31, 2014
	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average of Inputs
Impaired loans:
Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	20-90%	34%
Land	Appraisals	Discounts for changes in market conditions	10-20%	18%
Residential mortgage	Appraisals	Discounts for changes in market conditions	0-20%	7%
Other real estate owned, net:
Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	10%	10%
Land	Appraisals	Discounts for changes in market conditions	0-37%	18%
Residential construction:
Land	Appraisals	Discounts for changes in market conditions	20%	20%

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

Fair value at March 31, 2015 was determined using a discount rate of 10.0%; prepayment speeds ranging from 9.9% to 22.5%, depending on the stratification of the specific right; and a weighted average default rate of approximately 0.5%. Fair value at December 31, 2014 was determined using a discount rate of 10.0%; prepayment speeds ranging from 8.8% to 23.9%, depending on the stratification of the specific right; and a weighted average default rate of approximately 0.5%.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized in the following tables:

		March 31, 2015
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial Assets:
Investment securities available-for-sale:
U.S. federal agency obligations	$6,968	$—	$6,968	$—
State and municipal	56,452	—	56,452	—
Mortgage-backed securities – residential	26,402	—	26,402	—
Government agency sponsored collateralized mortgage obligations	49,818	—	49,818	—
Corporate debt securities	960	—	960	—
Total investment securities available-for-sale	$140,600	$—	$140,600	$—
Loans held for sale	$512	$—	$512	$—
Derivatives – residential mortgage loan commitments	$72	$—	$72	$—
Financial Liabilities:
Derivatives – interest rate swaps	$(1,605)	$—	$(1,605)	$—

		December 31, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial Assets:
Investment securities available-for-sale:
U.S. federal agency obligations	$7,395	$—	$7,395	$—
State and municipal	56,847	—	56,847	—
Mortgage-backed securities – residential	27,488	—	27,488	—
Government agency sponsored collateralized mortgage obligations	62,530	—	62,530	—
Corporate debt securities	963	—	963	—
Total investment securities available-for-sale	$155,223	$—	$155,223	$—
Loans held for sale	$763	$—	$763	$—
Derivatives – residential mortgage loan commitments	$53	$—	$53	$—
Financial Liabilities:
Derivatives – interest rate swaps	$(1,156)	$—	$(1,156)	$—

There were no transfers between Level 1, Level 2, and Level 3 during the periods indicated above.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale was:

	March 31, 2015			December 31, 2014
	Aggregate Fair Value	Difference	Contractual Principal	Aggregate Fair Value	Difference	Contractual Principal
	(Dollars in thousands)
Loans held for sale	$512	$13	$499	$763	$24	$739
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Loans held for sale:
Other gains (losses)	$(11)	$(3)
Interest income	5	4
Interest expense	—	—
Total changes in fair values included in current period earnings	$(6)	$1

For items for which the fair value option has been elected, interest income is recorded within the consolidated statements of income and comprehensive income (loss) based on the contractual amount of interest income earned on financial assets (none were delinquent or in nonaccrual status).

Assets measured at fair value on a non-recurring basis are summarized below:

		March 31, 2015
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans:
Commercial:
Real estate	$435	$—	$—	$435
Land	590	—	—	590
Home equity	2	—	—	2
Mortgage servicing rights	196	—	196	—

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		December 31, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans:
Commercial:
Real estate	$488	$—	$—	$488
Land	971	—	—	971
Residential mortgage	981	—	—	981
Other real estate owned, net:
Commercial:
Real estate	67	—	—	67
Land	512	—	—	512
Residential construction – land	45	—	—	45
Mortgage servicing rights	173	—	173	—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $1.8 million, with a valuation allowance of $767,000 at March 31, 2015, resulting in an additional provision for loan losses of $261,000 for the three months ended March 31, 2015. At March 31, 2014, impaired loans had a carrying amount of $1.5 million, with a valuation allowance of $329,000, resulting in an additional provision for loan losses of $196,000 for the three months ended March 31, 2014.

During the three months ended March 31, 2015, no write-downs were recorded on the carrying amount of other real estate owned, which is measured at the lower of cost or fair value less costs to sell. At March 31, 2014, other real estate owned had a carrying amount of $682,000, which resulted in write-downs of $73,000 for the three months ended March 31, 2014.

Mortgage servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $196,000 at March 31, 2015, which was made up of the outstanding balance of $301,000, net of a valuation allowance of $105,000, resulting in provision of $14,000 for the three months ended March 31, 2015. At March 31, 2014, mortgage servicing rights were carried at their fair value of $190,000, which was made up of the outstanding balance of $290,000, net of a valuation allowance of $100,000, resulting in reversals of $6,000, respectively, for the three months ended March 31, 2014.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and estimated fair values of financial instruments for the periods presented are as follows:

		March 31, 2015
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets:
Cash and due from financial institutions	$11,221	$11,221	$—	$—
Interest-earning time deposits at other financial institutions	5,635	—	5,662	—
Securities available-for-sale	140,600	—	140,600	—
Loans held for sale	512	—	512	—
Loans, net	328,245	—	—	331,498
Federal Home Loan Bank stock	4,275	—	4,275	—
Accrued interest receivable	1,433	—	767	666
Financial liabilities:
Deposits	(352,704)	—	(353,008)	—
Federal Home Loan Bank advances	(80,000)	—	(80,307)	—
Subordinated debentures	(5,155)	—	—	(5,148)
Short-term borrowings	(500)	—	(500)	—
Accrued interest payable	(153)	—	(150)	(3)
Derivatives – interest rate swaps	(1,605)	—	(1,605)	—

		December 31, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets:
Cash and due from financial institutions	$8,698	$8,698	$—	$—
Interest-earning time deposits at other financial institutions	6,615	—	6,636	—
Securities available-for-sale	155,223	—	155,223	—
Loans held for sale	763	—	763	—
Loans, net	306,131	—	—	309,903
Federal Home Loan Bank stock	4,275	—	4,275	—
Accrued interest receivable	1,485	—	857	628
Financial liabilities:
Deposits	(340,768)	—	(340,830)	—
Federal Home Loan Bank advances	(84,919)	—	(85,078)	—
Subordinated debentures	(5,155)	—	—	(5,149)
Accrued interest payable	(155)	—	(152)	(3)
Derivatives – interest rate swaps	(1,156)	—	(1,156)	—

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

Federal Home Loan Bank stock: The fair value of Federal Home Loan Bank stock is based on the price at which it may be resold to the Federal Home Loan Bank.

Deposits: The carrying amounts of demand deposits approximate their fair values and are classified as Level 2. Fair values of fixed rate certificates of deposit are estimated using a cash flow calculation reduced by known maturities, estimated principal payments, and estimated early withdrawal amounts. These cash flows are discounted to the current market rate. This method results in a Level 2 calculation.

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

The counterparties to the Company’s derivatives are exposed to credit risk whenever the derivative is in a liability position. As a result, the Company has collateralized these liabilities with securities held in safekeeping by The Bank of New York and PNC Bank. At March 31, 2015 and December 31, 2014, the Company had securities with a fair value of $3.1 million and $2.6 million, respectively, posted as collateral for these derivatives.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with notional amounts of $45.0 million as of March 31, 2015 and December 31, 2014, respectively, were designated as cash flow hedges of FHLB advances. In August 2014, the Company executed three forward starting interest rate swaps with notional amounts totaling $30.0 million of maturing FHLB advances. The notional amount of each of these interest rate swaps was $10.0 million and were against adjustable rate FHLB advances tied to the one month LIBOR. The first interest rate swap began in March 2015 for five years with an effective fixed rate of 2.085%. The second interest rate swap will begin in June 2015 for five years with an effective fixed rate of 2.228%. The third interest rate swap will begin in March 2016 for five years with an effective fixed rate of 2.618%.

All interest rate swaps were determined to be fully effective during the periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The hedge would no longer be considered effective if a portion of the hedge becomes ineffective, the item hedged is no longer in existence, or the Company discontinues hedge accounting. The Company expects the hedges to remain fully effective during the remaining terms of the swaps. The Company does not expect any amounts to be reclassified from other comprehensive income (loss) over the next 12 months.

Information related to the interest-rate swaps designated as cash flow hedges as of March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
FHLB advance:
Notional amount	$5,000	$5,000
Unrealized losses	(73)	(109)
Fixed interest rate payable	3.54%	3.54%
Variable interest rate receivable (Three month LIBOR plus 0.22%)	0.49	0.47
Maturity date	September 20, 2015
FHLB advance:
Notional amount	$10,000	$10,000
Unrealized losses	(380)	(434)
Fixed interest rate payable	3.69%	3.69%
Variable interest rate receivable (Three month LIBOR plus 0.25%)	0.51	0.48
Maturity date	July 19, 2016
FHLB advance:
Notional amount	$10,000	$10,000
Unrealized losses	(349)	(186)
Fixed interest rate payable	2.09%	2.09%
Variable interest rate receivable (One month LIBOR)	0.18	—
Maturity date	March 15, 2020

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Forward Starting:
FHLB advance:
Notional amount	$10,000	$10,000
Unrealized losses	(378)	(197)
Fixed interest rate payable	2.23%	2.23%
Variable interest rate receivable (One month LIBOR)	—	—
Start date	June 15, 2015
Maturity date	June 15, 2020
FHLB advance:
Notional amount	$10,000	$10,000
Unrealized losses	(425)	(230)
Fixed interest rate payable	2.62%	2.62%
Variable interest rate receivable (One month LIBOR)	—	—
Start date	March 15, 2016
Maturity date	March 15, 2021

Interest expense recorded on these swap transactions totaled $127,000 and $207,000 during the three months ended March 31, 2015 and 2014, respectively, and is reported as a component of interest expense on FHLB advances.

The following table presents the net losses recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Income relating to the Company’s cash flow derivative instruments for the periods indicated:

	Three Months Ended March 31,
	2015	2014
	(Dollars in thousands)
Interest rate contracts:
Net amount of gain (loss):
Recognized in OCI (Effective Portion)	$296	$122
Reclassified from OCI to interest income	—	—
Recognized in other non-interest income (Ineffective Portion)	—	—

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets as of the dates indicated:

	March 31, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Included in other liabilities:
Interest rate swaps related to:
FHLB advances	$(45,000)	$(1,605)	$(45,000)	$(1,156)
Total included in other liabilities		$(1,605)		$(1,156)

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – STOCK-BASED COMPENSATION

During the month of September 2011, the Company implemented the 2011 Equity Incentive Plan (the “2011 Plan”) which was approved by shareholders on May 10, 2011. The 2011 Plan provided for the issuance of stock options or restricted share awards to directors and employees. Total shares authorized for issuance under the 2011 Plan were 417,543.

On May 13, 2014, the Company’s shareholders approved the 2014 Equity Incentive Plan (the “2014 Plan”) which provides for the issuance of stock options or restricted share awards to directors and employees and effectively terminated the 2011 Plan. The total shares authorized for issuance under the 2014 Plan are 473,845 shares of the Company’s common stock plus, at the date the 2014 Plan was approved, there were 14,471 shares of stock that were rolled over from the terminated 2011 Plan and added to the shares available for awards under the 2014 Plan. In addition, any stock awards that had been granted under the 2011 Plan and subsequently forfeited were also included for issuance under the 2014 Plan.

On October, 14, 2014, the Company implemented the 2014 Plan and granted 332,250 shares of stock as stock options and 126,800 shares of stock as restricted share awards to directors and employees. Compensation costs related to these grants will be amortized over a five year period on a straight-line basis. The options and restricted share awards vest 20% annually.

Compensation expense related to the Plans totaled $173,000 and $62,000 for the three months ended March 31, 2015 and 2014, respectively.

Stock-Based Compensation

Compensation expense is recognized for stock options and restricted stock awards issued to employees or directors based on their grant date fair value. A Black-Scholes model is utilized to estimate the fair value of stock options. The market price of the Company’s common stock at the grant date is used for restricted stock awards.

Compensation expense is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation expense is recognized on a straight-line basis over the requisite service period for the entire award.

Stock Options

The 2011 Plan permitted the stock option grants to employees or directors for up to 298,245 shares of common stock. The 2014 Plan permits stock option grants to directors and employees for up to 352,544 shares of common stock. Option awards are generally granted with an exercise price equal to the market price of the Company’s common stock on the grant date. Option awards have vesting periods of five years and ten-year contractual terms. Options granted generally vest 20% annually.

The fair value of each option award is estimated on the grant date using a closed form option valuation (Black-Scholes) model. Expected volatilities are based on historical volatilities of companies within the Company’s peer group. The expected term of options granted represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The table below presents information related to stock options granted during the three months ended March 31, 2015.

Three Months Ended March 31, 2015
Options granted:
Number of options	3,500
Risk-free interest rate	2.04%
Expected term	7.5 years
Expected stock price volatility	19.24%
Dividend yield	1.17%
Weighted average fair value of options granted	$2.94

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the activity in the stock option plan for the three months ended March 31, 2015 was as follows:

	Three Months Ended March 31, 2015
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2015	598,972	$9.30	8.4 years	$1,911
Granted	3,500	13.71	9.9 years
Exercised	(4,472)	6.44
Forfeited or expired	—	—
Outstanding at March 31, 2015	598,000	9.35	8.2 years	2,194
Exercisable at end of period	146,074	6.49	6.5 years	953

During the three months ended March 31, 2015, 4,472 options were exercised which had an intrinsic value of $27,000. The Company received $29,000 in cash and realized $10,000 in tax benefits related to the exercise of these options. The weighted average fair value of options granted was $2.16. At March 31, 2015, there was $842,000 of total unrecognized compensation cost related to nonvested stock options granted, which is expected to be expensed over a weighted-average period of 4.1 years. The 2014 Plan had 16,794 shares available for future grant at March 31, 2015.

Restricted Share Awards

The 2011 Plan provided for the issuance of up to 119,298 restricted shares to directors and employees. The 2014 Plan provides for the issuance of up to 135,772 of restricted shares to directors and employees. Compensation expense is recognized over the vesting period of the awards based on the grant date fair value of the Company’s common stock at issue date as determined by the listing price on the respective date. Shares vest 20% annually over five years. The 2014 Plan had 8,972 shares available for future grant at March 31, 2015.

A summary of changes in the Company’s nonvested restricted shares for the three months ended March 31, 2015 was as follows:

	Three Months Ended March 31, 2015
	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2015	175,164	$10.14
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2015	175,164	$10.14

At March 31, 2015, there was $1.6 million of total unrecognized compensation expense related to nonvested shares granted, which is expected to be recognized over a weighted-average period of 4.1 years. At March 31, 2015, the nonvested shares had an intrinsic value of $503,000.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

A summary of the changes in accumulated other comprehensive income (loss) by component for the dates indicated is as follows:

	Three Months Ended March 31,
	2015			2014
	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available- for-Sale Securities	Total	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
	(Dollars in thousands)
Beginning balance	$(763)	$1,285	$522	$(779)	$(1,059)	$(1,838)
Other comprehensive income (loss) before reclassification	(296)	668	372	122	989	1,111
Amounts reclassified from accumulated other comprehensive income (loss)	—	(33)	(33)	—	(7)	(7)
Net current period other comprehensive income (loss)	(296)	635	339	122	982	1,104
Ending balance	$(1,059)	$1,920	$861	$(657)	$(77)	$(734)

A summary of the reclassifications out of accumulated other comprehensive income (loss) for the dates indicated is as follows:

	Three Months Ended March 31,
	2015	2014
	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities:
Net gains on securities	$50	$10
Income tax expense	(17)	(3)
Net of tax	$33	$7

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 – OFFSETTING FINANCIAL ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the Company’s statement of Consolidated Balance Sheets or that are subject to an enforceable master netting arrangement at March 31, 2015 and December 31, 2014.

	March 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Pledged	Net Amount
	(Dollars in thousands)
Derivatives	$1,605	$—	$1,605	$(3,127)	$—	$(1,522)

	December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Pledged	Net Amount
	(Dollars in thousands)
Derivatives	$1,156	$—	$1,156	$(2,606)	$—	$(1,450)
Repurchase agreements	755	—	755	(755)	—	—
Total	$1,911	$—	$1,911	$(3,361)	$—	$(1,450)

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

Forward-Looking Statements

This document (including information incorporated by reference) contains future oral and written statements of LaPorte Bancorp, Inc. (the “Company”) and its management and may contain, forward-looking statements, as such term is defined in the Private Securities Litigation Reform Act of 1995, with respect to the financial condition, results of operations, plans, objectives, future performance, and business of the Company. Forward-looking statements, which may be based upon beliefs, expectations, and assumptions of the Company’s management and on information currently available to management, are generally identifiable by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “intend,” “estimate,” “may,” “will,” “would,” “could,” “should,” or other similar expressions. Additionally, all statements in this document, including forward-looking statements, speak only as of the date they are made, and the Company undertakes no obligation to update any statement in light of new information or future events.

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of the Company and certain subsidiaries are detailed in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014. In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

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

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. These policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2014 and have not materially changed during the three months ended March 31, 2015.

Comparison of Financial Condition at March 31, 2015 and December 31, 2014

General: Total assets at March 31, 2015 increased $8.6 million, or 1.7%, to $527.2 million compared to $518.6 million at December 31, 2014 primarily due to a $22.2 million, or 7.2%, increase in loans partially offset by a $14.6 million decrease in securities available-for-sale. Our loan growth included an increase in commercial land and construction loans as we are beginning to see the results from our strong pipeline, in addition to increased mortgage warehouse balances. The increase in the warehouse loans at the end of the quarter is expected to be temporary as we fully implement a participation program with other financial institutions, which will allow us to accommodate our customer lines when they have increased demand and when there are backlogs in the secondary market. Through a participant program, we will be able to reduce our warehouse balances and fund commercial loan growth while retaining the related process and wire transfer fees. At the end of the first quarter of 2015, we had one active participant and anticipate increasing the number of participants in the near future. In order to fund our commercial and mortgage warehouse loan growth during 2015, we utilized proceeds from the sales and maturities of lower-yielding investment securities available-for-sale.

Investment Securities: Total securities available-for-sale decreased $14.6 million, or 9.4%, to $140.6 million at March 31, 2015 from $155.2 million at December 31, 2014. During the first quarter of 2015, proceeds from the sales of investment securities totaling $10.3 million and paydowns and maturities totaling $5.2 million were utilized to fund the majority of the 2015 loan growth.

At March 31, 2015, management reviewed the securities portfolio for possible other-than-temporary impairment and determined there were no impairment charges to be recorded. The net unrealized gains on the available-for-sale securities portfolio totaled $2.9 million at March 31, 2015, an increase of $962,000 from net unrealized gains totaling $1.9 million at December 31, 2014.

Loans Held for Sale: Loans held for sale decreased $251,000, or 32.9%, to $512,000 at March 31, 2015 compared to $763,000 at December 31, 2014 primarily due to the timing of when residential mortgage loans were originated and subsequently sold to the secondary market.

Loans: Loans increased by $22.2 million, or 7.2%, to $331.9 million at March 31, 2015 compared to $309.7 million at December 31, 2014 primarily due to an increase in mortgage warehouse loans and commercial loans. At March 31, 2015, mortgage warehouse loans increased $16.9 million, or 12.8%, to $149.6 million compared to $132.6 million at December 31, 2014. Management continues to diversify the mortgage warehouse portfolio by adding new warehouse lenders in different geographic markets nationwide which has increased mortgage warehouse volume. This effort, combined with the demand for refinances due to the government changes to programs with private mortgage insurance and the drop in the ten year rate which created a backlog for our existing warehouse customers during the first quarter of 2015, and led to the increased outstanding warehouse balances. The temporary increase in our outstanding balances during the first quarter allowed us to accommodate our customers until we can fully implement the participation program with other financial institutions that we started during 2015. We currently have one active participant and expect to have others in place in the near future.

Total commercial loans also increased $5.9 million, or 5.0%, to $124.2 million at March 31, 2015 from $118.3 million at December 31, 2014. The increase was primarily due to new originations and fundings of commercial construction and commercial land loans. The Company originated $3.6 million in commercial land loans and $7.4 million in commercial construction loans, of which $1.9 million was drawn upon during the first quarter of 2015. In addition, the Company also funded $937,000 on previously originated commercial construction loans.

Residential mortgage loans decreased $452,000, or 1.1%, to $38.9 million at March 31, 2015 from $39.3 million at December 31, 2014, which was primarily due to the paydowns and payoffs of existing loans which were partially offset by new originations that were retained within the portfolio during the first quarter of 2015.

Allowance for Loan Losses: The allowance for loan losses balance increased $80,000, or 2.2%, to $3.7 million at March 31, 2015 compared to $3.6 million at December 31, 2014. The Company’s analysis for the allowance for loan losses for the first quarter of 2015 reflected continued improvement in several asset quality metrics and trends, including nonperforming loans, classified assets, charge-off ratios, delinquencies, and current economic conditions. However, primarily due to an increase in total loan balances during the quarter as well as an increase in specific reserves at March 31, 2015, the Company recorded a provision for loan losses totaling $105,000 during the three months ended March 31, 2015, compared to the absence of a provision during the three months ended March 31, 2014. Net charge-offs for the three months ended March 31, 2015 totaled $25,000, which included $19,000 previously reserved and represents a decrease from $37,000 for the prior year period.

The allowance for loan losses to nonperforming loans ratio increased to 87.7% at March 31, 2015 compared to 81.3% at December 31, 2014 primarily due to the decrease in the Company’s nonperforming loan balances and the provision for the first quarter of 2015. The allowance for loan losses to total loans ratio decreased to 1.11% at March 31, 2015 from 1.16% at December 31, 2014 primarily due to the $22.2 million increase in total loans at March 31, 2015 from December 31, 2014.

Nonperforming Assets: The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated. We had no loans that were greater than 90 days delinquent and still accruing interest at the dates presented.

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Nonaccrual loans:
Commercial:
Real estate	$962	$825
Land	1,487	1,577
Total commercial	2,449	2,402
Mortgage	1,063	1,252
Home equity	7	7
Nonaccruing troubled debt restructured loans (1)	672	762
Total nonaccrual loans	4,191	4,423

Foreclosed assets:
Commercial:
Real estate	147	67
Land	512	512
Total commercial	659	579
Mortgage	47	25
Residential construction - land	45	45
Total foreclosed assets	751	649
Total nonperforming assets	$4,942	$5,072

Ratios:
Nonperforming loans to total loans	1.26%	1.43%
Nonperforming assets to total assets	0.94	0.98

(1)
At March 31, 2015, the $672,000 loans classified as nonaccruing troubled debt restructured loans were residential mortgage loans. At December 31, 2014, $682,000 of residential mortgage loans, $53,000 of commercial real estate loans, and $27,000 of commercial loans were classified as nonaccruing troubled debt restructured loans.

Total nonperforming assets decreased $130,000, or 2.6%, to $4.9 million at March 31, 2015 from $5.1 million at December 31, 2014. Our nonperforming assets to total assets ratio decreased to 0.94% at March 31, 2015 compared to 0.98% at December 31, 2014 as a result of a decrease in nonperforming loans which was partially offset by an increase in other real estate owned.

Total nonperforming loans decreased $232,000, or 5.2%, to $4.2 million at March 31, 2015 compared to $4.4 million at December 31, 2014 due to a $107,000 paydown on a $2.0 million nonperforming commercial real estate and commercial land relationship from the sale of one of the properties securing the loans combined with payments received during the first quarter of 2015 totaling $26,000 on other nonperforming loans. The Company also recorded a $20,000 charge-off on one commercial real estate loan and transferred an $80,000 commercial and commercial real estate loan relationship to other real estate owned during the first quarter of 2015. At March 31, 2015, our nonperforming loans to total loans ratio improved to 1.26% from 1.43% at December 31, 2014 as a result of the decrease in nonperforming loans and the increase in total loans outstanding at March 31, 2015.

Other real estate owned increased $102,000 to $751,000 at March 31, 2015 from $649,000 at December 31, 2014 primarily due to the aforementioned $80,000 transfer and a $46,000 transfer of a residential mortgage loan during the first quarter of 2015 to other real estate owned. During the first quarter of 2015, the Company sold one residential property totaling $25,000 for a gain of $10,000 on the sale.

Goodwill and Other Intangible Assets: Our goodwill totaled $8.4 million at March 31, 2015 and December 31, 2014. Accounting standards require goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. The most recent annual impairment review of our goodwill was performed in February 2015 as of October 31, 2014. Based on this evaluation, management determined that the fair value of the reporting unit, which is defined as LaPorte Bancorp, Inc. as a whole, exceeded the book value of the goodwill, based on the opinion of an independent expert in valuations, such that the sales price per common share would exceed our book value per common share. Accordingly, no goodwill impairment was recognized during the three months ended March 31, 2015.

Our stock price has increased from the previous analysis and the Company continues to be profitable, therefore, management determined that an updated analysis from an independent third party during the three months ended March 31, 2015 was not necessary. As our market price per common share at March 31, 2015 was less than our tangible book value per common share, it is reasonably possible that management may conclude that goodwill is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

Deposits: Total deposits increased $11.9 million, or 3.5%, to $352.7 million at March 31, 2015 compared to $340.8 million at December 31, 2014 as we continued our focus on growing lower cost core deposits to help fund loan growth. Non-interest bearing deposits increased $4.8 million, or 9.1%, to $57.9 million at March 31, 2015 from $53.0 million at December 31, 2014. Money market accounts increased $3.4 million, or 5.9%, to $60.4 million at March 31, 2015 from $57.1 million at December 31, 2014. Savings deposits increased $2.6 million, or 4.2%, to $65.0 million at March 31, 2015 from $62.3 million at December 31, 2014. These increases were partially offset by a $2.2 million, or 3.7%, decrease in interest checking accounts to $56.7 million at March 31, 2015 from $58.9 million at December 31, 2014.

Certificates of deposit and IRA balances increased $3.3 million, or 3.0%, to $112.8 million at March 31, 2015 compared to $109.4 million at December 31, 2014 primarily due to a strategic increase in longer-term brokered deposits at current lower rates for interest rate risk management and to help fund loan growth. Due to competition in our markets and in an effort to grow non-brokered certificates of deposit balances, management continues to monitor interest rates and may offer interest rate specials on longer term certificates of deposits.

Borrowed Funds: Total borrowed funds decreased $4.4 million, or 4.9%, to $85.7 million at March 31, 2015 compared to $90.1 million at December 31, 2014 primarily due to a decrease in short-term overnight borrowings from the Federal Home Loan Bank. The Company utilized excess liquidity and proceeds from sales and principal repayments of investment securities available-for-sale to fund increases in loans at March 31, 2015 and reduce total borrowings.

The Bank has unsecured lines of credit at First Tennessee Bank totaling $15.0 million and Zions Bank totaling $9.0 million at March 31, 2015. During the three months ended March 31, 2015, the Company did not utilize the First Tennessee Bank line. The Zions Bank line of credit was utilized during the quarter with average balances totaling $1.1 million at an average cost of 39 basis points. The maximum amount borrowed on the Zions Bank line during the three months ended March 31, 2015 was $8.9 million.

Total Shareholders’ Equity: Total shareholders’ equity increased $665,000, or 0.8%, to $83.1 million at March 31, 2015 compared to $82.4 million at December 31, 2014 primarily due to net income of $952,000 and a $339,000 increase in accumulated other comprehensive income due to increases in unrealized securities gains partially offset by an increase in unrealized losses on interest rate swaps during the three months ended March 31, 2015. Also offsetting the increases in shareholders’ equity was a $676,000 decrease in additional paid-in capital as a result of the Company repurchasing 53,874 shares of its common stock during the first quarter of 2015 in accordance with its previously announced repurchase plans. During 2014, the Company announced its fourth repurchase plan for 5%, or approximately 280,800 shares, of its then outstanding common stock. At March 31, 2015, the Company had repurchased 126,587 shares under this plan. Cash dividends that were paid during the three months ended March 31, 2015 totaled $225,000 and also reduced the Company’s shareholders’ equity from December 31, 2014.

Comparison of Operating Results for Three Month Periods Ended March 31, 2015 and March 31, 2014

Net Income: Net income totaled $952,000, or $0.18 per diluted share, for the three months ended March 31, 2015 compared to $850,000, or $0.15 per diluted share, for the three months ended March 31, 2014. The increase in net income was primarily due to an increase in net interest income of $394,000 and an increase in noninterest income of $81,000. Partially offsetting these increases were increases in the provision for loan losses of $105,000, noninterest expense of $160,000, and income tax expense of $108,000.

Net Interest Income: Net interest income increased $394,000, or 11.3%, to $3.9 million for the three months ended March 31, 2015 compared to $3.5 million for the same prior year period. The increase in net interest income was attributable to a $204,000, or 4.8%, increase in interest and dividend income and a $190,000, or 23.9%, decrease in interest expense. Net interest margin increased 30 basis points to 3.36% for the three months ended March 31, 2015 compared to 3.06% for the prior year period. The increase in the net interest margin was primarily due to an increase in the average yield earned on interest earning assets as the Company utilized proceeds from the sales and paydowns of lower yielding securities to fund higher yielding loan growth during the first quarter of 2015. In addition, the average cost of interest bearing liabilities decreased during the first quarter of 2015.

Interest and Dividend Income: Interest and dividend income increased $204,000, or 4.8%, to $4.5 million for the three months ended March 31, 2015 compared to $4.3 million for the prior year period. During the first quarter of 2015, interest income on loans increased $351,000 compared to the prior year period primarily due to a 14.2% increase in the average balance of loans outstanding to $295.7 million from $259.1 million. This increase in the average balance of loans outstanding was partially offset by a 15 basis point decrease in the average yield earned on loans due to current lower market interest rates and fees earned on loans during the first quarter of 2015. Interest income on investment securities decreased $134,000 primarily due to a $19.9 million, or 11.8%, decrease in the average balance on investment securities combined with a six basis point decrease in the average yield on these investments.

Interest income on mortgage warehouse loans increased $462,000 during the first quarter of 2015 primarily due to a $36.6 million, or 43.9%, increase in the average balance of these loans when compared to the prior year period. The increase in the number of our warehouse lines as well as the demand for refinances due to the government changes to programs with private mortgage insurance and the drop in the ten year rate have created a backlog for our warehouse customers during the first quarter of 2015 which led to the increase in our outstanding warehouse balances. This temporary increase in our outstanding balances will allow us to accommodate customers until we can fully implement the participation program with other financial institutions that we started during 2015. We currently have one active participant and expect to have others in place in the near future.

Interest income on home equity loans and lines of credit increased $17,000, or 13.5%, during the first quarter of 2015 primarily due to a $1.9 million, or 16.7%, increase in the average balance of these loans from the prior year period. Interest income on commercial land loans increased $15,000, or 22.4%, during the first quarter of 2015 primarily due to higher average yields earned on new commercial land loans originated when compared to the prior year period. Interest income on residential construction loans increased $12,000, or 240.0%, due to an increase in the average balance of these loans combined with an increase in the yield earned on these loans during the first quarter of 2015 when compared to the prior year period.

Partially offsetting the above mentioned increases, interest income on commercial real estate loans decreased $115,000, or 10.6%, which was primarily due to a $6.2 million, or 7.6%, decrease in the average balance of these loans due to payoffs and prepayments during the later part of 2014. Interest income on commercial construction loans decreased $17,000, or 26.6%, due to lower average yields earned on these loans when compared to the prior year period. Interest income on consumer and other loans decreased $13,000, or 22.8%, from the comparable prior year period as the higher-yielding automobile dealer loans that the Bank previously originated continue to be repaid. Interest income on commercial and industrial loans decreased $10,000, or 6.3%, as the average balances and the average yields earned on these loans decreased from the comparable prior year quarter.

Interest income on investment securities decreased $134,000 during the first quarter of 2015 compared to the prior year period primarily due to an 11.8% decrease in the average outstanding balance of investment securities combined with a six basis point decrease in the average yield on these investments. During the first quarter of 2015, the Company sold approximately $10.3 million of investment securities available-for-sale and utilized $5.2 million of proceeds from maturities and principal repayments for liquidity purposes to fund increased loan balances.

Interest income from taxable securities decreased $128,000, or 23.8%, for the three months ended March 31, 2015 compared to the prior year period primarily due to a decrease in the average balance of taxable securities of $20.5 million, or 17.5%, from sales and maturities combined with a 14 basis point decrease in the average yield earned on these securities.

The following table sets forth the average balance sheet, average annualized yield and cost, and certain other information for the three months ended March 31, 2015 and 2014. All average balances are daily average balances. The annualized yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended March 31,
	2015			2014
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
	(Dollars in thousands)
Assets:
Loans (1)	$295,747	$3,601	4.87%	$259,060	$3,250	5.02%
Taxable securities	96,291	410	1.70	116,763	538	1.84
Tax exempt securities (2)	52,640	408	3.10	52,080	414	3.18
FHLB stock	4,275	43	4.02	4,375	52	4.75
Federal funds sold and other interest-earning deposits	12,613	19	0.60	23,470	23	0.39
Total interest earning assets	461,566	4,481	3.88	455,748	4,277	3.75
Non-interest earning assets	41,745			43,501
Total assets	$503,311			$499,249

Liabilities and equity:
Savings deposits	$63,792	$9	0.06%	$62,689	$9	0.06%
Money market accounts	57,932	55	0.38	67,477	62	0.37
Interest-bearing checking	57,215	32	0.22	53,780	29	0.22
Certificates of deposit and IRAs	98,748	198	0.80	110,560	377	1.36
Total interest-bearing deposits	277,687	294	0.42	294,506	477	0.65
FHLB advances	76,137	268	1.41	62,458	253	1.62
Subordinated debentures	5,155	42	3.26	5,155	65	5.04
Short-term borrowings	1,061	1	0.38	439	—	—
Total borrowings	82,353	311	1.51	68,052	318	1.87
Total interest-bearing liabilities	360,040	605	0.67	362,558	795	0.88
Non-interest bearing deposits	54,850			50,108
Other liabilities	5,724			5,511
Total liabilities	420,614			418,177
Shareholders’ equity	82,697			81,072
Total liabilities & shareholders’ equity	$503,311			$499,249
Net interest income		$3,876			$3,482
Net interest rate spread			3.21%			2.87%
Net interest margin			3.36			3.06

(1) The average balance of loans includes loans held for sale and nonperforming loans, interest on which is recognized on a cash basis.
(2) No tax-equivalent yield adjustments have been made.

Interest Expense: Interest expense decreased $190,000, or 23.9%, to $605,000 for the three months ended March 31, 2015 compared to $795,000 for the prior year period due to decreases in the average cost of interest bearing liabilities of 21 basis points to 67 basis points and a decrease in the average outstanding balance of interest bearing liabilities of $2.5 million.

Interest expense on certificates of deposit and IRAs decreased $179,000, or 47.5%, for the three months ended March 31, 2015 compared to the prior year period primarily due to a decrease of 56 basis points in the average cost of such deposits in addition to a decrease in the average outstanding balance of such deposits of $11.8 million. As higher cost certificates of deposit mature and reprice, the Company has been able to reduce its interest expense and shift some of these balances into lower cost deposit accounts.

Interest expense on money market deposits decreased $7,000 to $55,000 for the three months ended March 31, 2015 compared to $62,000 for the prior year period due to a decrease of $9.5 million in the average outstanding balance of these accounts. The decrease was primarily due to a decrease in one large public fund money market relationship at the end of 2014.

Interest expense on FHLB advances increased $15,000, or 5.9%, to $268,000 for the three months ended March 31, 2015 compared to $253,000 for the prior year period due to an increase in the average outstanding balance of these advances of $13.7 million which was partially offset by a decrease of 21 basis points in the average cost of these borrowings. As interest rates have remained low in the latter part of 2014 and during the first quarter of 2015, the Company utilized additional short term FHLB borrowings at lower rates to fund short term increases in loans, including mortgage warehouse loans.

Interest expense on the Company’s subordinated debt decreased $23,000 during the three months ended March 31, 2015 compared to the prior year period due to the March 2014 maturity of an interest rate swap which reduced the average cost of these borrowings by 178 basis points to 3.26% for the first quarter of 2015 from 5.04% for the same 2014 period. The subordinated debt has a variable rate of interest tied to the three month LIBOR.

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

The Company’s analysis of the allowance for loan losses for the first quarter of 2015 reflected continued improvement in asset quality metrics and various positive trends, including nonperforming loans, classified assets, charge-off ratios, delinquencies, and current economic conditions. Net charge-offs for the three months ended March 31, 2015 totaled $25,000, of which $19,000 had been previously reserved, compared to $37,000 for the prior year period, of which $24,000 had been previously reserved.

Based upon the quarterly analysis of the allowance for loan losses, management determined that a $105,000 provision for loan losses was appropriate for the three months ended March 31, 2015 primarily due to the increase in total loans combined with an increase in specific reserves at March 31, 2015. Management did not record a provision for loan losses during the prior year period.

Noninterest Income: Noninterest income increased $81,000, or 15.5%, to $602,000 for the three months ended March 31, 2015 compared to $521,000 for the prior year period. During the first quarter of 2015, net gains on the sales of other real estate owned property increased $46,000 and net gains on the sales of securities increased $40,000 when compared to the prior year period. Wire transfer fees increased $31,000 during the first quarter of 2015 due to the increase in mortgage warehouse activity from the prior year period. Gains on mortgage banking activities increased $11,000 as mortgage originations from purchase activity and associated sales were higher during the first quarter of 2015 when compared to the prior year period. Partially offsetting these increases was a $28,000 decrease in service charges on deposit accounts due to lower overdraft-related fees and service charges on checking accounts and a $21,000 decrease related to loan servicing fees, net of provisions for mortgage servicing rights, during the first quarter of 2015 from the prior year period.

Noninterest Expense: Noninterest expense increased $160,000, or 5.2%, for the three months ended March 31, 2015 compared to the prior year period. Salaries and employee benefits expense increased $161,000, which included an increase in payroll expense of $92,000 related to annual merit increases, higher bonuses for mortgage warehouse due to higher profitability, the addition of a commercial lender, and higher mortgage commissions during the first quarter of 2015 when compared to the prior year period. Stock-based compensation expense also increased $111,000 during the first quarter of 2015 from the prior year period due to the stock option and restricted share awards granted during the fourth quarter of 2014. These increases were partially offset by a $71,000 increase in deferred lending costs due to increased commercial and mortgage loan originations during the first quarter of 2015 from the prior year period. Bank examination fees increased by $69,000 during the first quarter of 2015 from the prior year period due to timing of audits and reviews, including a $15,000 consent fee for the 2013 audited financial statements paid to our previous independent registered public accounting firm. Advertising expenses increased $25,000 during the first quarter of 2015 from the prior year period as we increased our advertising for mortgages and home equity loans and lines of credit during 2015. Partially offsetting these increases was a $32,000 decrease in other expenses during the first quarter of 2015 from the prior year period related to consulting services, attorney fees, and fraud expense. Collection and other real estate owned expenses decreased $22,000 for the first quarter of 2015 from the prior year period due to lower nonperforming assets and related carrying costs. Occupancy and equipment expenses also decreased $15,000 due to lower snow removal costs during the first quarter of 2015 when compared to the prior year period.

Income Taxes: Income before income taxes increased $210,000, or 23.4%, to $1.1 million for the three months ended March 31, 2015 from $898,000 for the prior year period which led to an increase in income tax expense for the three months ended March 31, 2015 to $156,000 from $48,000 for the prior year period. The Company’s effective tax rate for the three months ended March 31, 2015 was 14.1%, an increase from 5.3% for the same 2014 period. The increase in the effective tax rate was primarily due to increased taxable income during the current quarter.

Liquidity and Capital Resources
We maintain liquid assets at levels we consider adequate to meet both our short- and long-term liquidity needs. We adjust our liquidity levels to fund loan commitments, repay our borrowings, and fund deposit outflows. We also adjust liquidity to meet asset and liability management objectives. Liquidity levels can significantly fluctuate based upon the demand in the mortgage warehouse lending division.
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

Our liquid assets, defined as cash and due from financial institutions, interest earning time deposits in other financial institutions, and the market value of unpledged securities available-for-sale, totaled $116.8 million at March 31, 2015 and constituted 22.2% of total assets at that date, compared to $130.3 million, or 25.1%, of total assets at December 31, 2014.

The Company also maintains lines of credit with the FHLB. Total availability under these lines of credit was $96.2 million at March 31, 2015, of which $80.0 million in FHLB advances were outstanding. At March 31, 2015, the Company had not borrowed on the overnight line of credit with the FHLB. The Company has additional securities and certain approved real estate loans available to pledge as collateral in order to increase our lines of credit with the FHLB. At March 31, 2015, we had $100.0 million in unpledged securities available-for-sale.

The Company actively utilizes its borrowing capacity with the FHLB to manage liquidity and to provide a funding alternative to time deposits, if the FHLB’s rates and terms are more favorable. The advances from the FHLB can have maturities from overnight to multiple years. At March 31, 2015, $45.0 million of these advances were due within one year and $35.0 million had maturities greater than a year. At March 31, 2015, $15.0 million of the FHLB advances were variable rate and are part of our interest rate swap strategy. One $10.0 million variable rate advance was swapped for a fixed rate of 3.69% and will mature in July 2016. The remaining $5.0 million variable rate advance was swapped for a fixed rate of 3.54% and will mature in September 2015. During March 2015, one of the Company’s forward starting swaps began. The Company entered into a one month LIBOR $10.0 million advance that was swapped for a fixed rate of 2.09%. This advance reprices every month for a five year period, maturing in March 2020. The remaining $55.0 million in FHLB advances were at fixed rates.

The Company has an accommodation from First Tennessee Bank National Association (“FTN”) to borrow federal funds up to $15.0 million. This federal funds accommodation is not a confirmed line or loan, and FTN may cancel such accommodation at any time, in whole or in part, without cause or notice, in its sole discretion. At March 31, 2015, the Company did not have an outstanding balance on this line. For the three months ended March 31, 2015, the Company did not borrow under this line.

The Company also has an agreement with Zions First National Bank (“Zions”) for an unsecured line of credit to borrow federal funds up to $9.0 million. This line of credit was established at the discretion of Zions and may be terminated at any time in its sole discretion. At March 31, 2015, the Company borrowed $500,000 on this line. For the three months ended March 31, 2015, the Company had average borrowings totaling $1.1 million with a maximum balance during the period of $8.9 million.
Federal regulations establish guidelines for calculating “risk-adjusted” capital ratios and minimum ratio requirements. In January 2015, the FDIC and the Federal Reserve Board’s new rule for regulatory risk-based capital applicable to The LaPorte Savings Bank became effective. The rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.
The final rule included new minimum risk-based capital and leverage ratios, which became effective for The LaPorte Savings Bank (LaPorte Bancorp, Inc. is exempt by a new Federal Reserve Board rule) on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements include: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation buffer” of 2.5%, which when fully phased in will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.

Upon the adoption of the final rule, the Bank’s capital ratios were not significantly impacted at March 31, 2015 with the Bank considered “well-capitalized”. The table below presents the Bank’s capital ratios at the dates indicated:

	March 31, 2015	December 31, 2014
Common Equity Tier 1 Ratio (1)	17.4%	n/a
Tier 1 Capital Ratio	17.4	19.2%
Total Capital Ratio	18.3	18.1
Tier 1 Leverage Ratio	13.4	13.0

(1)	Common Equity Tier 1 Ratio was calculated as of March 31, 2015 under Basel III rules, which became effective January 1, 2015.

Off-Balance-Sheet Arrangements: In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit, and standby letters of credit. At March 31, 2015, we had commitments to originate loans and unused lines of credit totaling $57.0 million and commercial standby letters of credit totaling $996,000. The Company utilizes hedging strategies through interest rate swaps to manage interest rate risk. See Note 8 in the Condensed Notes to the Consolidated Financial Statements for more information.

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

Quantitative Analysis
The following table sets forth, as of March 31, 2015, the estimated changes in the net interest margin and the economic value of equity that would result from the designated changes in the United States Treasury yield curve over a 12 month non-parallel ramp for The LaPorte Savings Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Changes in Interest Rates (basis points) (1)		Estimated Increase (Decrease) in NIM			Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets
	Estimated NIM (2)	Amount	Percent	Estimated EVE (3)	Amount	Percent	EVE Ratio (4)	Changes in Basis Points
(Dollars in thousands)
+300	$16,313	$262	1.63%	$76,974	$(7,488)	(8.87)%	15.29%	(0.69)%
+200	16,247	196	1.22	81,101	(3,361)	(3.98)	15.85	(0.13)
+100	16,139	88	0.55	83,998	(464)	(0.55)	16.15	0.17
0	16,051	—	—	84,462	—	—	15.98	—
-100	15,644	(407)	(2.54)	78,248	(6,214)	(7.36)	14.63	(1.35)

(1)	Assumes changes in interest rates over a 12 month non-parallel ramp.

(2)	NIM or Net Interest Margin measures The LaPorte Savings Bank’s exposure to net interest income due to changes in a forecast interest rate environment.

(3)	EVE or Economic Value of Equity at Risk measures The LaPorte Savings Bank’s exposure to equity due to changes in a forecast interest rate environment.

(4)	EVE Ratio represents Economic Value of Equity divided by the economic value of assets which should translate into built in stability for future earnings.
The table above indicates that at March 31, 2015, in the event of a 100 basis point decrease in interest rates over a 12 month non-parallel ramp, we would experience a 2.54% decrease in net interest income. In the event of a 100 basis point increase in interest rates over a 12 month non-parallel ramp, the net interest income would increase 0.55%.
The table above indicates that at March 31, 2015, in the event of a 100 basis point decrease in interest rates over a 12 month non-parallel ramp, we would experience a 7.36% decrease in economic value of equity. In the event of a 100 basis point increase in interest rates over a 12 month non-parallel ramp, the economic value would decrease 0.55% in economic value of equity.
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
The Company has taken steps to address its exposure to rising interest rates. In February 2010, the Company executed two interest rate swaps against $15.0 million in maturing FHLB advances. The first interest rate swap was against a $10.0 million adjustable rate advance tied to the three month LIBOR plus 0.25% for six years at an effective fixed rate of 3.69% and began in July 2010. The second interest rate swap was against a $5.0 million adjustable rate advance tied to the three month LIBOR plus 0.22% for five years with an effective fixed rate of 3.54% and began in September 2010. In August 2014, the Company executed three forward starting interest rate swaps against $30.0 million in maturing FHLB advances. Each of the interest rate swaps were against $10.0 million in fixed rate FHLB advances that reprice monthly and are tied to the one month LIBOR. The first interest rate swap began in March 2015 for five years with an effective fixed rate of 2.085%. The second interest rate swap will begin in June 2015 for five years with an effective fixed rate of 2.228%, and the third interest rate swap will begin in March 2016 for five years with an effective fixed rate of 2.618%. Management pursued this hedging strategy to address the concern over the impact to the Company’s tangible equity from the price deterioration in the Company’s available-for-sale securities portfolio in a rising rate environment.

We will continue to look for opportunities to address our exposure to rising interest rates utilizing hedging strategies in the future. We are also continuing to sell the majority of the fixed rate one- to-four family residential real estate loans originated and retain only variable-rate one- to-four family residential loans and fixed-rate one-to-four family residential loans with maximum terms of 20 years. We continue to originate the majority of commercial real estate loans at a variable rate with interest rate floors attached.

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

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

As of March 31, 2015, there are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

As of March 31, 2015, there were no material changes to the “Risk Factors” disclosed in the Company’s Annual Report for the year ended December 31, 2014 on Form 10-K filed on March 12, 2015. However, the risks described in our 2014 Annual Report on Form 10-K are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table presents information related to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2015	49,874	$12.53	49,874	158,245
February 1-28, 2015	4,000	12.63	4,000	154,245
March 1-31, 2015	—	—	—	154,245
Total	53,874	12.54	53,874	154,245

(1)	On September 9, 2014, the Company publicly announced its fourth share repurchase program for 280,832 shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from LaPorte Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaPorte Bancorp, Inc.

Date:	May 14, 2015	/s/ Lee A. Brady
Lee A. Brady
Chief Executive Officer

Date:	May 14, 2015	/s/ Michele M. Thompson
Michele M. Thompson
President and Chief Financial Officer