Form 10-Q
period 2015-06-30
LaPorte Bancorp, Inc.
filed 2015-08-13
CIK 1549276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒
Number of shares of common stock outstanding at August 12, 2015: 5,568,272

PART I	FINANCIAL INFORMATION

ITEM 1	CONSOLIDATED FINANCIAL STATEMENTS

LAPORTE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Dollars in thousands, except share data)
	(Unaudited)
ASSETS
Cash and due from financial institutions	$10,526	$8,698
Interest-earning time deposits in other financial institutions	6,125	6,615
Securities available-for-sale	133,746	155,223
Loans held for sale, at fair value	1,594	763
Loans, net of allowance for loan losses of $3,730 at June 30, 2015 and $3,595 at December 31, 2014	327,876	306,131
Mortgage servicing rights	342	351
Other real estate owned	558	649
Premises and equipment, net	8,760	8,668
Federal Home Loan Bank stock, at cost	4,029	4,275
Goodwill	8,431	8,431
Other intangible assets	177	204
Bank owned life insurance	14,820	14,608
Accrued interest receivable and other assets	4,199	4,000
Total assets	$521,183	$518,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$57,872	$53,030
Interest bearing	293,726	287,738
Total deposits	351,598	340,768
Federal Home Loan Bank advances	75,007	84,919
Subordinated debentures	5,155	5,155
Accrued interest payable and other liabilities	6,079	5,386
Total liabilities	437,839	436,228
Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized at June 30, 2015 and December 31, 2014; 5,588,566 and 5,672,968 shares issued and outstanding at June 30, 2015 and December 31, 2014	56	57
Additional paid-in capital	39,905	40,609
Retained earnings	46,083	44,258
Accumulated other comprehensive income, net of tax expense of $136 at June 30, 2015 and $269 at December 31, 2014	268	522
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,968)	(3,058)
Total shareholders’ equity	83,344	82,388
Total liabilities and shareholders’ equity	$521,183	$518,616
See accompanying condensed notes to consolidated financial statements (unaudited).

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$3,936	$3,521	$7,537	$6,771
Taxable securities	349	510	759	1,048
Tax exempt securities	389	414	797	828
Federal Home Loan Bank stock	42	41	85	93
Other interest income	20	19	39	42
Total interest and dividend income	4,736	4,505	9,217	8,782
Interest expense:
Deposits	326	461	620	938
Federal Home Loan Bank advances	311	302	579	555
Subordinated debentures	42	45	84	110
Short-term borrowings	1	2	2	2
Total interest expense	680	810	1,285	1,605
Net interest income	4,056	3,695	7,932	7,177
Provision for loan losses	50	—	155	—
Net interest income after provision for loan losses	4,006	3,695	7,777	7,177
Noninterest income:
Service charges on deposit accounts	79	107	155	211
ATM and debit card fees	115	114	218	214
Wire transfer fees	91	57	169	104
Earnings on bank owned life insurance, net	107	109	212	213
Net gains on mortgage banking activities	274	235	404	354
Loan servicing fees, net	48	22	61	56
Net gains on sales of securities available-for-sale	31	90	81	100
Gains (losses) on other assets	36	(48)	46	(84)
Other income	33	51	70	90
Total noninterest income	814	737	1,416	1,258
Noninterest expense:
Salaries and employee benefits	1,893	1,710	3,827	3,483
Occupancy and equipment	435	422	903	905
Data processing	154	145	307	305
Advertising	70	60	152	117
Bank examination fees	103	117	215	160
FDIC insurance	62	77	132	160
Collection and other real estate owned	65	74	96	127
Amortization of intangible assets	13	18	27	36
Other expenses	376	358	777	793
Total noninterest expense	3,171	2,981	6,436	6,086
Income before income taxes	1,649	1,451	2,757	2,349
Income tax expense	325	237	481	285
Net income	$1,324	$1,214	$2,276	$2,064

Earnings per share (Note 3):
Basic	$0.25	$0.23	$0.43	$0.38
Diluted	0.25	0.22	0.42	0.37
See accompanying condensed notes to consolidated financial statements (unaudited).

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net income	$1,324	$1,214	$2,276	$2,064
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(1,236)	1,641	(224)	3,140
Reclassification adjustment for net gains included in net income	(31)	(90)	(81)	(100)
Gross unrealized gains (losses)	(1,267)	1,551	(305)	3,040
Related income tax (expense) benefit	431	(527)	104	(1,034)
Net unrealized gains (losses)	(836)	1,024	(201)	2,006
Unrealized gains (losses) on cash flow hedges:
Gross unrealized gains (losses)	368	151	(81)	334
Related income tax (expense) benefit	(125)	(52)	28	(113)
Net unrealized gains (losses)	243	99	(53)	221
Total other comprehensive income (loss)	(593)	1,123	(254)	2,227
Comprehensive income	$731	$2,337	$2,022	$4,291

See accompanying condensed notes to consolidated financial statements (unaudited).

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Unearned ESOP Shares	Total
	(Dollars in thousands, except per share data)
Balance at January 1, 2014	$59	$44,495	$40,771	$(1,838)	$(3,238)	$80,249
Net income	—	—	2,064	—	—	2,064
Other comprehensive income	—	—	—	2,227	—	2,227
Cash dividends on common stock, $0.08 per share	—	—	(467)	—	—	(467)
Repurchase of common stock, 164,800 shares	(1)	(1,801)	—	—	—	(1,802)
ESOP shares earned, 11,242 shares	—	32	—	—	90	122
Exercise of stock options, 2,236 shares	—	14	—	—	—	14
Stock based compensation expense	—	124	—	—	—	124
Balance at June 30, 2014	$58	$42,864	$42,368	$389	$(3,148)	$82,531

Balance at January 1, 2015	$57	$40,609	$44,258	$522	$(3,058)	$82,388
Net income	—	—	2,276	—	—	2,276
Other comprehensive loss	—	—	—	(254)	—	(254)
Cash dividends on common stock, $0.08 per share	—	—	(451)	—	—	(451)
Repurchase of common stock, 88,874 shares	(1)	(1,144)	—	—	—	(1,145)
ESOP shares earned, 11,242 shares	—	59	—	—	90	149
Exercise of stock options, 4,472 shares	—	29	—	—	—	29
Stock based compensation expense	—	352	—	—	—	352
Balance at June 30, 2015	$56	$39,905	$46,083	$268	$(2,968)	$83,344

See accompanying condensed notes to consolidated financial statements (unaudited).

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$2,276	$2,064
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	281	278
Provision for loan losses	155	—
Net gains on securities available-for-sale	(81)	(100)
Net amortization on securities available-for-sale	372	509
Net gains on sales of loans	(384)	(341)
Originations of loans held for sale	(12,238)	(7,581)
Proceeds from sales of loans held for sale	11,791	5,204
Recognition of mortgage servicing rights	(20)	(13)
Amortization of mortgage servicing rights	33	31
Net change in mortgage servicing rights valuation allowance	(4)	(5)
Net (gains) losses on sales of other real estate owned	(46)	8
Write down of other real estate owned and assets held for sale	—	122
Earnings on bank owned life insurance, net	(212)	(213)
Amortization of intangible assets	27	36
ESOP compensation expense	149	122
Stock based compensation expense	352	124
Change in assets and liabilities:
Accrued interest receivable and other assets	(67)	(112)
Accrued interest payable and other liabilities	612	378
Net cash provided by operating activities	2,996	511
Cash flows from investing activities:
Net changes in interest-earning time deposits at other financial institutions	490	(484)
Proceeds from sales of securities available-for-sale	17,927	11,111
Proceeds from maturities, calls, and principal repayments of securities available-for-sale	11,033	8,977
Purchases of securities available-for-sale	(8,079)	(12,913)
Net change in loans	(22,027)	(14,104)
Proceeds from sales of other real estate owned	264	288
Proceeds from redemption of FHLB stock	246	—
Purchase of bank owned life insurance	—	(500)
Premises and equipment expenditures, net	(373)	(115)
Net cash utilized for investing activities	(519)	(7,740)
Cash flows from financing activities:
Net change in deposits	10,830	10,155
Proceeds from FHLB long-term advances	—	15,000
Repayment of FHLB long-term advances	(20,000)	—
Net change in FHLB short-term advances	10,088	(16,785)
Net change in short-term borrowings	—	(2,415)
Stock options exercised	29	14
Dividends paid on common stock	(451)	(467)
Repurchase of common stock	(1,145)	(1,802)
Net cash provided by (utilized for) financing activities	(649)	3,700
Net increase (decrease) in cash and cash equivalents	1,828	(3,529)
Cash and cash equivalents at beginning of period	8,698	18,219
Cash and cash equivalents at end of period	$10,526	$14,690

(continued)

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
	(Dollars in thousands)
Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,273	$1,607
Income taxes	—	200
Supplemental noncash disclosures:
Transfers from loans receivable to other real estate owned	$127	$64

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2014. The results for the three and six month periods ended June 30, 2015 may not indicate the results to be expected for any other interim period or for the full year ending December 31, 2015.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606).” This ASU clarifies that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. Adopting this standard is not expected to have a significant impact on the Company’s financial condition or results of operation.

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

The factors used in the earnings per common share computation follow:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Basic:
Net income	$1,324	$1,214	$2,276	$2,064

Weighted average common shares outstanding	5,616,478	5,789,895	5,622,052	5,837,718
Less: Average unallocated ESOP shares	(373,828)	(396,313)	(376,638)	(399,124)
Average shares	5,242,650	5,393,582	5,245,414	5,438,594

Basic earnings per common share	$0.25	$0.23	$0.43	$0.38

Diluted:
Net income	$1,324	$1,214	$2,276	$2,064

Weighted average common shares outstanding for basic earnings per common share	5,242,650	5,393,582	5,245,414	5,438,594
Add: Dilutive effects of assumed exercises of stock options	117,408	82,209	116,309	81,067
Average shares and dilutive potential common shares	5,360,058	5,475,791	5,361,723	5,519,661

Diluted earnings per common share	$0.25	$0.22	$0.42	$0.37

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. federal agency obligations	$8,098	$6	$(34)	$8,070
State and municipal	51,951	2,161	(117)	53,995
Mortgage-backed securities – residential	20,990	155	(56)	21,089
Government agency sponsored collateralized mortgage obligations	50,065	256	(670)	49,651
Corporate debt securities	1,000	—	(59)	941
Total	$132,104	$2,578	$(936)	$133,746

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. federal agency obligations	$7,447	$14	$(66)	$7,395
State and municipal	54,298	2,638	(89)	56,847
Mortgage-backed securities – residential	27,391	185	(88)	27,488
Government agency sponsored collateralized mortgage obligations	63,140	290	(900)	62,530
Corporate debt securities	1,000	—	(37)	963
Total	$153,276	$3,127	$(1,180)	$155,223

At June 30, 2015 and December 31, 2014, all of our mortgage-backed securities were issued by U.S. government-sponsored enterprises and all of our collateralized mortgage obligations were issued by either U.S. government-sponsored enterprises or the U.S. Small Business Administration.

Securities with unrealized losses at June 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	June 30, 2015
	Continuing Unrealized Loss For Less Than 12 Months		Continuing Unrealized Loss For 12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. federal agency obligations	$5,336	$(34)	$—	$—	$5,336	$(34)
State and municipal	9,326	(87)	1,215	(30)	10,541	(117)
Mortgage-backed securities – residential	6,433	(14)	1,535	(42)	7,968	(56)
Government agency sponsored collateralized mortgage obligations	9,634	(109)	19,685	(561)	29,319	(670)
Corporate debt securities	—	—	941	(59)	941	(59)
Total temporarily impaired	$30,729	$(244)	$23,376	$(692)	$54,105	$(936)

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

At June 30, 2015, the Company held 74 investments in debt securities totaling $54.1 million, or 40.5% of its total debt securities, in an unrealized loss position, of which 46 were in an unrealized loss position for less than twelve months and 28 were in an unrealized loss position for more than twelve months. At December 31, 2014, the Company held 86 investments in debt securities totaling $71.5 million, or 46.0% of its total debt securities, in an unrealized loss position, of which 32 were in an unrealized loss position for less than twelve months and 54 were in an unrealized loss position for more than twelve months.

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

Proceeds from sales of securities available-for-sale were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Proceeds	$7,664	$10,431	$17,927	$11,111
Gross gains	60	90	144	100
Gross losses	(29)	—	(63)	—

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost and fair value of debt securities at June 30, 2015 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations (“CMO”), are shown separately.

	June 30, 2015
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$477	$486
Due from one to five years	17,579	17,776
Due from five to ten years	30,659	31,572
Due after ten years	12,334	13,172
Subtotal	61,049	63,006
Mortgage-backed securities and government agency sponsored collateralized mortgage obligations	71,055	70,740
Total	$132,104	$133,746

Securities pledged at June 30, 2015 and December 31, 2014 had a carrying amount of approximately $41.3 million and $40.2 million, respectively, and were pledged to secure Federal Home Loan Bank (“FHLB”) advances and cash flow hedges.

At June 30, 2015 and December 31, 2014, there were no holding of securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

NOTE 5 – LOANS

Loans were as follows for the dates indicated:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Commercial	$145,326	$118,312
Residential mortgage	41,499	39,317
Mortgage warehouse	124,580	132,636
Residential construction	2,374	1,664
Home equity	13,429	13,195
Consumer and other	4,147	4,325
Subtotal	331,355	309,449
Less: Net deferred loan costs	251	277
Allowance for loan losses	(3,730)	(3,595)
Loans, net	$327,876	$306,131

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2015 and 2014, the Bank’s mortgage warehouse division had repurchase agreements with 33 and 25 mortgage companies, respectively. The following table identifies the activity and related interest and fee income attributable to the mortgage warehouse division for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Mortgage Warehouse:
Originations	$852,564	$516,097	$1,617,565	$930,693
Sold Loans	820,627	501,886	1,558,691	913,848
Interest income	1,369	1,141	2,615	2,035
Warehouse fees	264	162	499	287
Wire transfer fees	84	51	157	92
Loan servicing fees	13	—	13	—

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

The following tables present the activity in the allowance for loan losses by portfolio segment for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30, 2015
	Commercial	Residential Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,250	$612	$673	$5	$85	$50	$—	$3,675
Charge-offs	—	—	—	—	—	(4)	—	(4)
Recoveries	—	—	—	—	1	8	—	9
Provision	96	41	(193)	(1)	11	96	—	50
Ending balance	$2,346	$653	$480	$4	$97	$150	$—	$3,730

	Three Months Ended June 30, 2014
	Commercial	Residential Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,633	$535	$520	$1	$106	$73	$—	$3,868
Charge-offs	—	(107)	—	—	—	(7)	—	(114)
Recoveries	—	—	—	—	5	2	—	7
Provision	(131)	79	61	1	(4)	(6)	—	—
Ending balance	$2,502	$507	$581	$2	$107	$62	$—	$3,761

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30, 2015
	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,116	$676	$654	$4	$90	$55	$—	$3,595
Charge-offs	(20)	(5)	—	—	—	(9)	—	(34)
Recoveries	—	—	—	—	1	13	—	14
Provision	250	(18)	(174)	—	6	91	—	155
Ending balance	$2,346	$653	$480	$4	$97	$150	$—	$3,730

	Six Months Ended June 30, 2014
	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,725	$458	$508	$—	$111	$83	$20	$3,905
Charge-offs	—	(144)	—	—	—	(14)	—	(158)
Recoveries	—	—	—	—	5	9	—	14
Provision	(223)	193	73	2	(9)	(16)	(20)	—
Ending balance	$2,502	$507	$581	$2	$107	$62	$—	$3,761

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of the dates indicated:

	June 30, 2015
	Commercial	Residential Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$1,025	$142	$—	$—	$26	$107	$—	$1,300
Collectively evaluated for impairment	1,321	511	480	4	71	43	—	2,430
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total ending allowance	$2,346	$653	$480	$4	$97	$150	$—	$3,730

Loans:
Individually evaluated for impairment	$3,939	$1,757	$—	$—	$103	$203	$—	$6,002
Collectively evaluated for impairment	141,387	39,633	124,580	2,374	13,326	3,944	—	325,244
Acquired with deteriorated credit quality	—	109	—	—	—	—	—	109
Total ending loan balance	$145,326	$41,499	$124,580	$2,374	$13,429	$4,147	$—	$331,355

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2014
	Commercial	Residential Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$764	$122	$—	$—	$—	$—	$—	$886
Collectively evaluated for impairment	1,352	554	654	4	90	55	—	2,709
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total ending allowance	$2,116	$676	$654	$4	$90	$55	$—	$3,595

Loans:
Individually evaluated for impairment	$9,005	$2,206	$—	$—	$7	$—	$—	$11,218
Collectively evaluated for impairment	108,688	36,999	132,636	1,664	13,188	4,325	—	297,500
Acquired with deteriorated credit quality	619	112	—	—	—	—	—	731
Total ending loan balance	$118,312	$39,317	$132,636	$1,664	$13,195	$4,325	$—	$309,449

The following table presents information related to impaired loans by class of loans as of the dates indicated:

	June 30, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial:
Commercial and other	$2	$2	$—	$—	$—	$—
Real estate	1,016	1,015	—	2,962	2,960	—
Five or more family	—	—	—	3,699	3,699	—
Land	130	112	—	138	123	—
Residential mortgage	1,060	998	—	1,151	1,103	—
Home equity	76	76	—	8	7	—
Subtotal	2,284	2,203	—	7,958	7,892	—
With an allowance recorded:
Commercial:
Real estate	1,558	1,461	365	830	769	281
Land	1,934	1,349	660	1,937	1,454	483
Residential mortgage	818	759	142	1,169	1,103	122
Home equity	27	27	26	—	—	—
Consumer and other	203	203	107	—	—	—
Subtotal	4,540	3,799	1,300	3,936	3,326	886
Total	$6,824	$6,002	$1,300	$11,894	$11,218	$886

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present loans individually evaluated for impairment by class of loans for the periods indicated:

	Three Months Ended June 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial:
Commercial and other	$3	$—	$—	$—
Real estate	994	15	2,788	41
Five or more family	—	—	3,738	61
Land	116	—	200	—
Residential mortgage	1,022	2	1,682	2
Residential construction - land	—	—	43	—
Home equity	77	1	11	—
Subtotal	2,212	18	8,462	104
With an allowance recorded:
Commercial:
Real estate	1,495	9	812	—
Land	1,373	—	2,550	—
Residential mortgage	769	5	260	—
Home equity	28	—	28	—
Consumer and other	205	—	—	—
Subtotal	3,870	14	3,650	—
Total	$6,082	$32	$12,112	$104

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial:
Commercial and other	$2	$—	$—	$—
Real estate	1,958	60	2,500	80
Five or more family	1,836	60	3,625	110
Land	118	—	200	—
Mortgage	1,060	3	1,457	8
Residential construction - land	—	—	22	—
Home equity	39	1	11	—
Subtotal	5,013	124	7,815	198
With an allowance recorded:
Commercial:
Real estate	1,216	9	813	—
Land	1,406	—	2,562	—
Mortgage	842	7	218	—
Home equity	18	—	28	—
Consumer and other	103	—	—	—
Subtotal	3,585	16	3,621	—
Total	$8,598	$140	$11,436	$198

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of the dates indicated. The Bank had no loans greater than 90 days past due that were accruing as of June 30, 2015 or December 31, 2014.

	Nonaccrual
	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$27
Real estate	1,149	879
Land	1,461	1,577
Residential mortgage	1,048	1,933
Home equity	27	7
Consumer and other	203	—
Total	$3,888	$4,423

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the aging of the recorded investment in past due loans by class of loans as of the dates indicated:

	June 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$—	$—	$—	$16,777	$16,777
Real estate	240	—	921	1,161	83,109	84,270
Five or more family	—	—	—	—	22,919	22,919
Construction	—	—	—	—	11,094	11,094
Land	—	—	1,108	1,108	9,158	10,266
Residential mortgage	—	148	813	961	40,538	41,499
Mortgage warehouse	—	—	—	—	124,580	124,580
Residential construction:
Construction	—	—	—	—	2,096	2,096
Land	—	—	—	—	278	278
Home equity	38	18	9	65	13,364	13,429
Consumer and other	7	—	203	210	3,937	4,147
Total	$285	$166	$3,054	$3,505	$327,850	$331,355

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$—	$27	$27	$17,388	$17,415
Real estate	72	—	822	894	74,369	75,263
Five or more family	—	—	—	—	16,486	16,486
Construction	—	—	—	—	2,322	2,322
Land	—	—	1,216	1,216	5,610	6,826
Residential mortgage	454	203	920	1,577	37,740	39,317
Mortgage warehouse	—	—	—	—	132,636	132,636
Residential construction:
Construction	—	—	—	—	1,472	1,472
Land	—	—	—	—	192	192
Home equity	—	73	7	80	13,115	13,195
Consumer and other	19	—	—	19	4,306	4,325
Total	$545	$276	$2,992	$3,813	$305,636	$309,449

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Troubled Debt Restructurings

A loan modification is considered a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the Company grants a concession it would not otherwise consider but for the borrower’s financial difficulties. The following table presents the Company’s TDRs as of the dates indicated:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
TDRs:
Performing in accordance with modified repayment terms	$1,795	$5,873
Nonperforming	66	762
	$1,861	$6,635

Specific reserve	$51	$23

TDRs previously disclosed resulted in no charge-offs during the three and six months ended June 30, 2015 and 2014. The Company had not committed to lend additional amounts to customers with outstanding TDR loans at June 30, 2015 and December 31, 2014.

The following tables present loans by class modified as TDRs that occurred during the periods indicated:

	Three Months Ended June 30,
	2015			2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial:
Real Estate	3	$1,006	$1,014	1	$1,880	$1,880
Home equity	1	73	78	—	—	—
Total	4	$1,079	$1,092	1	$1,880	$1,880

	Six Months Ended June 30,
	2015			2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial:
Real Estate	4	$1,213	$1,221	2	$2,799	$2,799
Five or more family	—	—	—	1	3,507	3,750
Home equity	1	73	78	—	—	—
Total	5	$1,286	$1,299	3	$6,306	$6,549

During the three and six months ended June 30, 2015, the concessions granted by the Company consisted of a reduction in monthly payments and loan refinances at below market interest rates. During the three and six months ended June 30, 2014, the concessions granted by the Company consisted of loan refinances at below market interest rates.

There were no TDRs that defaulted within twelve months following the modification during the three and six months ended June 30, 2015 and 2014.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following tables present the risk category of loans by class based on the most recent analysis performed as of the dates indicated:

	June 30, 2015
	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial:
Commercial and industrial	$16,775	$—	$2	$—
Real estate	79,056	2,555	2,659	—
Five or more family	22,919	—	—	—
Construction	11,094	—	—	—
Land	8,721	84	1,461	—
Residential mortgage	39,750	23	1,726	—
Mortgage warehouse	124,580	—	—	—
Residential construction:
Construction	2,096	—	—	—
Land	278	—	—	—
Home equity	13,326	—	103	—
Consumer and other	3,944	—	203	—
Total	$322,539	$2,662	$6,154	$—

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

Purchased Loans

The Company purchased loans during 2007, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was then probable that all contractually required payments would not be collected. The outstanding balance and carrying amount of those loans was as follows:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$27
Real estate	—	621
Residential mortgage	109	112
Outstanding balance	$109	$760
Carrying amount, net of allowance of $0	$109	$731

Accretable yield, or income expected to be collected, was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Beginning balance	$7	$59	$18	$73
Reclassification from non-accretable yield	—	—	—	—
Accretion of income	(7)	(14)	(18)	(28)
Ending balance	$—	$45	$—	$45

For the purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three and six months ended June 30, 2015 or 2014. No allowance for loan losses was reversed during the three and six months ended June 30, 2015 or 2014.

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

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The tables below present the valuation methodology and unobservable inputs for impaired loans and other real estate owned at June 30, 2015 and December 31, 2014.

	June 30, 2015
	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average of Inputs
Impaired loans:
Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	10-35%	21%
Land	Appraisals	Discounts for changes in market conditions	0-20%	10%
Mortgage	Appraisals	Discounts for changes in market conditions	10%	10%
Home equity	Appraisals	Discounts for changes in market conditions	15-100%	45%
Consumer and other	Appraisals	Discounts for changes in market conditions	50%	50%

	December 31, 2014
	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average of Inputs
Impaired loans:
Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	20-90%	34%
Land	Appraisals	Discounts for changes in market conditions	10-20%	18%
Residential mortgage	Appraisals	Discounts for changes in market conditions	0-20%	7%
Other real estate owned, net:
Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	10%	10%
Land	Appraisals	Discounts for changes in market conditions	0-37%	18%
Residential construction:
Land	Appraisals	Discounts for changes in market conditions	20%	20%

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

Fair value at June 30, 2015 was determined using a discount rate of 10.0%; prepayment speeds ranging from 7.1% to 21.5%, depending on the stratification of the specific right; and a weighted average default rate of approximately 0.5%. Fair value at December 31, 2014 was determined using a discount rate of 10.0%; prepayment speeds ranging from 8.8% to 23.9%, depending on the stratification of the specific right; and a weighted average default rate of approximately 0.5%.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized in the following tables:

		June 30, 2015
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial Assets:
Investment securities available-for-sale:
U.S. federal agency obligations	$8,070	$—	$8,070	$—
State and municipal	53,995	—	53,995	—
Mortgage-backed securities – residential	21,089	—	21,089	—
Government agency sponsored collateralized mortgage obligations	49,651	—	49,651	—
Corporate debt securities	941	—	941	—
Total investment securities available-for-sale	$133,746	$—	$133,746	$—
Loans held for sale	$1,594	$—	$1,594	$—
Derivatives – residential mortgage loan commitments	$73	$—	$73	$—
Financial Liabilities:
Derivatives – interest rate swaps	$(1,237)	$—	$(1,237)	$—

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		December 31, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial Assets:
Investment securities available-for-sale:
U.S. federal agency obligations	$7,395	$—	$7,395	$—
State and municipal	56,847	—	56,847	—
Mortgage-backed securities – residential	27,488	—	27,488	—
Government agency sponsored collateralized mortgage obligations	62,530	—	62,530	—
Corporate debt securities	963	—	963	—
Total investment securities available-for-sale	$155,223	$—	$155,223	$—
Loans held for sale	$763	$—	$763	$—
Derivatives – residential mortgage loan commitments	$53	$—	$53	$—
Financial Liabilities:
Derivatives – interest rate swaps	$(1,156)	$—	$(1,156)	$—

There were no transfers between Level 1, Level 2, and Level 3 during the periods indicated above.

The difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale was:

	June 30, 2015			December 31, 2014
	Aggregate Fair Value	Difference	Contractual Principal	Aggregate Fair Value	Difference	Contractual Principal
	(Dollars in thousands)
Loans held for sale	$1,594	$43	$1,551	$763	$24	$739
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three and six months ended June 30, 2015 and 2014:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Loans held for sale:
Other gains (losses)	$30	$81	$19	$78
Interest income	7	9	16	13
Interest expense	—	—	—	—
Total changes in fair values included in current period earnings	$37	$90	$35	$91

For items for which the fair value option has been elected, interest income is recorded within the consolidated statements of income and comprehensive income (loss) based on the contractual amount of interest income earned on financial assets (none were delinquent or in nonaccrual status).

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets measured at fair value on a non-recurring basis are summarized below:

		June 30, 2015
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans:
Commercial:
Real estate	$940	$—	$—	$940
Land	592	—	—	592
Residential mortgage	384	—	—	384
Home equity	1	—	—	1
Consumer and other	96	—	—	96
Mortgage servicing rights	155	—	155	—

		December 31, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans:
Commercial:
Real estate	$488	$—	$—	$488
Land	971	—	—	971
Residential mortgage	981	—	—	981
Other real estate owned, net:
Commercial:
Real estate	67	—	—	67
Land	512	—	—	512
Residential construction – land	45	—	—	45
Mortgage servicing rights	173	—	173	—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $3.0 million, with a valuation allowance of $979,000 at June 30, 2015, resulting in an additional provision for loan losses of $99,000 and $357,000 for the three and six months ended June 30, 2015, respectively. At June 30, 2014, impaired loans had a carrying amount of $3.6 million, with a valuation allowance of $876,000, resulting in an additional provision for loan losses of $56,000 and $164,000 for the three and six months ended June 30, 2014, respectively.

During the six months ended June 30, 2015, no write-downs were recorded on the carrying amount of other real estate owned, which is measured at the lower of cost or fair value less costs to sell. At June 30, 2014, other real estate owned had a carrying amount of $789,000, which resulted in write-downs of $19,000 and $92,000 for the three and six months ended June 30, 2014, respectively.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Mortgage servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $155,000 at June 30, 2015, which was made up of the outstanding balance of $243,000, net of a valuation allowance of $88,000, resulting in reversals of $18,000 and $4,000 for the three and six months ended June 30, 2015, respectively. At June 30, 2014, mortgage servicing rights were carried at their fair value of $178,000, which was made up of the outstanding balance of $279,000, net of a valuation allowance of $101,000, resulting in a charge of $1,000 for the three months ended June 30, 2015 and a reversal of $5,000 for the six months ended June 30, 2014.

The carrying amounts and estimated fair values of financial instruments for the periods presented are as follows:

		June 30, 2015
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets:
Cash and due from financial institutions	$10,526	$10,526	$—	$—
Interest-earning time deposits at other financial institutions	6,125	—	6,152	—
Securities available-for-sale	133,746	—	133,746	—
Loans held for sale	1,594	—	1,594	—
Loans, net	327,876	—	—	330,653
Federal Home Loan Bank stock	4,029	—	4,029	—
Accrued interest receivable	1,475	—	780	695
Financial liabilities:
Deposits	(351,598)	—	(351,730)	—
Federal Home Loan Bank advances	(75,007)	—	(75,270)	—
Subordinated debentures	(5,155)	—	—	(5,145)
Accrued interest payable	(167)	—	(165)	(2)
Derivatives – interest rate swaps	(1,237)	—	(1,237)	—

		December 31, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets:
Cash and due from financial institutions	$8,698	$8,698	$—	$—
Interest-earning time deposits at other financial institutions	6,615	—	6,636	—
Securities available-for-sale	155,223	—	155,223	—
Loans held for sale	763	—	763	—
Loans, net	306,131	—	—	309,903
Federal Home Loan Bank stock	4,275	—	4,275	—
Accrued interest receivable	1,485	—	857	628
Financial liabilities:
Deposits	(340,768)	—	(340,830)	—
Federal Home Loan Bank advances	(84,919)	—	(85,078)	—
Subordinated debentures	(5,155)	—	—	(5,149)
Accrued interest payable	(155)	—	(152)	(3)
Derivatives – interest rate swaps	(1,156)	—	(1,156)	—

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

The counterparties to the Company’s derivatives are exposed to credit risk whenever the derivative is in a liability position. As a result, the Company has collateralized these liabilities with securities held in safekeeping by The Bank of New York and PNC Bank. At June 30, 2015 and December 31, 2014, the Company had securities with a fair value of $2.9 million and $2.6 million, respectively, posted as collateral for these derivatives.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with notional amounts of $45.0 million as of June 30, 2015 and December 31, 2014, respectively, were designated as cash flow hedges of FHLB advances. In August 2014, the Company executed three forward starting interest rate swaps with notional amounts totaling $30.0 million of maturing FHLB advances. The notional amount of each of these interest rate swaps was $10.0 million and were against one-month fixed rate FHLB advances. The first interest rate swap began in March 2015 for five years with an effective fixed rate of 2.085%. The second interest rate swap began in June 2015 for five years with an effective fixed rate of 2.228%. The third interest rate swap will begin in March 2016 for five years with an effective fixed rate of 2.618%.

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

Information related to the interest-rate swaps designated as cash flow hedges as of June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
FHLB advance:
Notional amount	$5,000	$5,000
Unrealized losses	(35)	(109)
Fixed interest rate payable	3.54%	3.54%
Variable interest rate receivable (Three month LIBOR plus 0.22%)	0.50	0.47
Maturity date	September 20, 2015
FHLB advance:
Notional amount	$10,000	$10,000
Unrealized losses	(312)	(434)
Fixed interest rate payable	3.69%	3.69%
Variable interest rate receivable (Three month LIBOR plus 0.25%)	0.53	0.48
Maturity date	July 19, 2016
FHLB advance:
Notional amount	$10,000	$10,000
Unrealized losses	(256)	(186)
Fixed interest rate payable	2.09%	2.09%
Variable interest rate receivable (One month LIBOR)	0.19	—
Maturity date	March 15, 2020
FHLB advance:
Notional amount	$10,000	$10,000
Unrealized losses	(311)	(197)
Fixed interest rate payable	2.23%	2.23%
Variable interest rate receivable (One month LIBOR)	0.19	—
Maturity date	June 15, 2020

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Forward Starting:
FHLB advance:
Notional amount	$10,000	$10,000
Unrealized losses	(323)	(230)
Fixed interest rate payable	2.62%	2.62%
Variable interest rate receivable (One month LIBOR)	—	—
Start date	March 15, 2016
Maturity date	March 15, 2021

Interest expense recorded on these swap transactions are reported as a component of interest expense on subordinated debentures, deposits, and FHLB advances, as appropriate. Interest expense recorded on these swap transactions totaled $175,000 and $190,000 during the three months ended June 30, 2015 and 2014, respectively. Interest expense recorded on these swap transactions totaled $301,000 and $397,000 during the six months ended June 30, 2015 and 2014, respectively.

The following table presents the net losses recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Income relating to the Company’s cash flow derivative instruments for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Interest rate contracts:
Net amount of gain (loss):
Recognized in OCI (Effective Portion)	$243	$99	$(53)	$221
Reclassified from OCI to interest income	—	—	—	—
Recognized in other non-interest income (Ineffective Portion)	—	—	—	—

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets as of the dates indicated:

	June 30, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Included in other liabilities:
Interest rate swaps related to:
FHLB advances	$(45,000)	$(1,237)	$(45,000)	$(1,156)
Total included in other liabilities		$(1,237)		$(1,156)

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

Compensation expense related to the Plans totaled $179,000 and $62,000 for the three months ended June 30, 2015 and 2014, respectively. Compensation expense related to the Plans totaled $352,000 and $124,000 for the six months ended June 30, 2015 and 2014, respectively.

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

The table below presents information related to stock options granted during the period presented.

Six Months Ended June 30, 2015
Options granted:
Number of options	3,500
Risk-free interest rate	2.04%
Expected term	7.5 years
Expected stock price volatility	19.24%
Dividend yield	1.17%
Weighted average fair value of options granted	$2.94

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Below is the summary of the activity in the stock option plan for the period presented:

	Six Months Ended June 30, 2015
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2015	598,972	$9.30	8.4 years	$1,911
Granted	3,500	13.71	9.7 years
Exercised	(4,472)	6.44
Forfeited or expired	—	—
Outstanding at June 30, 2015	598,000	9.35	8.0 years	2,515
Exercisable at end of period	146,074	6.49	6.2 years	1,032

During the six months ended June 30, 2015, 4,472 options were exercised which had an intrinsic value of $27,000. The Company received $29,000 in cash and realized $10,000 in tax benefits related to the exercise of these options. The weighted average fair value of options granted was $2.16. At June 30, 2015, there was $779,000 of total unrecognized compensation cost related to nonvested stock options granted, which is expected to be expensed over a weighted-average period of 3.9 years. The 2014 Plan had 16,794 shares available for future grant at June 30, 2015.

Restricted Share Awards

The 2011 Plan provided for the issuance of up to 119,298 restricted shares to directors and employees. The 2014 Plan provides for the issuance of up to 135,772 of restricted shares to directors and employees. Compensation expense is recognized over the vesting period of the awards based on the grant date fair value of the Company’s common stock at issue date as determined by the listing price on the respective date. Shares vest 20% annually over five years. The 2014 Plan had 8,972 shares available for future grant at June 30, 2015.

A summary of changes in the Company’s nonvested restricted shares for the six months ended June 30, 2015 was as follows:

	Six Months Ended June 30, 2015
	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2015	175,164	$10.14
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at June 30, 2015	175,164	$10.14

At June 30, 2015, there was $1.4 million of total unrecognized compensation expense related to nonvested shares granted, which is expected to be recognized over a weighted-average period of 3.9 years. At June 30, 2015, the nonvested shares had an intrinsic value of $598,000.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

A summary of the changes in accumulated other comprehensive income (loss) by component for the dates indicated is as follows:

	Three Months Ended June 30,
	2015			2014
	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available- for-Sale Securities	Total	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
	(Dollars in thousands)
Beginning balance	$(1,059)	$1,920	$861	$(657)	$(77)	$(734)
Other comprehensive income (loss) before reclassification	243	(816)	(573)	99	1,083	1,182
Amounts reclassified from accumulated other comprehensive income (loss)	—	(20)	(20)	—	(59)	(59)
Net current period other comprehensive income (loss)	243	(836)	(593)	99	1,024	1,123
Ending balance	$(816)	$1,084	$268	$(558)	$947	$389

A summary of the reclassifications out of accumulated other comprehensive income (loss) for the dates indicated is as follows:

	Three Months Ended June 30,
	2015	2014
	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities:
Net gains on securities	$31	$90
Income tax expense	(11)	(31)
Net of tax	$20	$59

A summary of the reclassifications out of accumulated other comprehensive income (loss) for the six months ended June 30, 2015 and 2014 is as follows:

	Six Months Ended June 30,
	2015			2014
	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available- for-Sale Securities	Total	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
	(Dollars in thousands)
Beginning balance	$(763)	$1,285	$522	$(779)	$(1,059)	$(1,838)
Other comprehensive income (loss) before reclassification	(53)	(148)	(201)	221	2,072	2,293
Amounts reclassified from accumulated other comprehensive income (loss)	—	(53)	(53)	—	(66)	(66)
Net current period other comprehensive income (loss)	(53)	(201)	(254)	221	2,006	2,227
Ending balance	$(816)	$1,084	$268	$(558)	$947	$389

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the changes in accumulated other comprehensive income (loss) by component for the six months ended June 30, 2015 and 2014 is as follows:

	Six Months Ended June 30,
	2015	2014
Details about Accumulated Other Comprehensive Income (Loss) Components	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities:
Net gains on securities	$81	$100
Income tax expense	(28)	(34)
Net of tax	$53	$66

NOTE 11 – OFFSETTING FINANCIAL ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the Company’s statement of Consolidated Balance Sheets or that are subject to an enforceable master netting arrangement at June 30, 2015 and December 31, 2014.

	June 30, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Pledged	Net Amount
	(Dollars in thousands)
Derivatives	$1,237	$—	$1,237	$(2,967)	$—	$(1,730)

	December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Pledged	Net Amount
	(Dollars in thousands)
Derivatives	$1,156	$—	$1,156	$(2,606)	$—	$(1,450)
Repurchase agreements	755	—	755	(755)	—	—
Total	$1,911	$—	$1,911	$(3,361)	$—	$(1,450)

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

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. These policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2014 and have not materially changed during the six months ended June 30, 2015.

Comparison of Financial Condition at June 30, 2015 and December 31, 2014

General: Total assets at June 30, 2015 increased $2.6 million, or 0.5%, to $521.2 million compared to $518.6 million at December 31, 2014 primarily due to a $21.9 million, or 7.1%, increase in loans and a $1.8 million, or 21.0%, increase in cash and due from financial institutions partially offset by a $21.5 million, or 13.8%, decrease in securities available-for-sale. Our loan growth was primarily related to an increase in commercial loans as new growth continued from our pipeline. Our mortgage warehouse balances decreased at the end of the second quarter of 2015 due to our mortgage warehouse loan participation program that began during the first quarter of 2015, with an additional participant being added during the latter half of June 2015. Through the participant program, we are able to reduce our warehouse balances and help to fund commercial loan growth while retaining the related process, wire transfer, and servicing fees associated with the mortgage warehouse program. We also utilized proceeds from the sales and maturities of lower-yielding investment securities available-for-sale to fund our commercial loan growth during the first half of 2015.

Investment Securities: Total securities available-for-sale decreased $21.5 million, or 13.8%, to $133.7 million at June 30, 2015 from $155.2 million at December 31, 2014. During the first six months of 2015, proceeds from the sales of investment securities totaling $17.9 million and paydowns and maturities totaling $11.0 million were utilized to fund the majority of the 2015 loan growth and to repay Federal Home Loan Bank ("FHLB) advances.

At June 30, 2015, management reviewed the securities portfolio for possible other-than-temporary impairment and determined there were no impairment charges to be recorded. The net unrealized gains on the available-for-sale securities portfolio totaled $1.6 million at June 30, 2015, a decrease of $306,000 from net unrealized gains totaling $1.9 million at December 31, 2014.

Loans Held for Sale: Loans held for sale increased $831,000, or 108.9%, to $1.6 million at June 30, 2015 compared to $763,000 at December 31, 2014 primarily due to the timing of when residential mortgage loans were originated and subsequently sold to the secondary market.

Loans: Loans increased by $21.9 million, or 7.1%, to $331.6 million at June 30, 2015 compared to $309.7 million at December 31, 2014 primarily due to an increase totaling $27.0 million, or 22.8%, in commercial loans to $145.3 million at June 30, 2015 from $118.3 million at December 31, 2014. The increase was primarily due to new originations and fundings of commercial real estate, construction, and land loans during the first half of 2015. The Company originated $12.5 million in commercial real estate loans, of which $5.5 million was to one borrower. The Company also originated $4.3 million in commercial land loans and $19.3 million in commercial construction loans, of which $8.5 million was drawn upon during the six months ended June 30, 2015. In addition, the Company also funded $1.2 million on previously originated commercial construction loans.

Partially offsetting the increase in commercial loans was an $8.1 million, or 6.1%, decrease in mortgage warehouse balances to $124.6 million at June 30, 2015 from $132.6 million at December 31, 2014 primarily due to the two mortgage warehouse loan participations that began during the first half of 2015. Management continues to diversify the mortgage warehouse portfolio by adding new warehouse lenders in different geographic markets nationwide, which has increased mortgage warehouse volume. In an effort to accommodate these customer lines, we added the participation program which will fund additional warehouse activity when customer demand increases, primarily at month end, or when there are backlogs in the secondary markets. The participation program allows us to utilize our liquidity to fund commercial loan growth while retaining processing, servicing, and wire transfer fees related to the mortgage warehouse loans.

Residential mortgage loans increased $2.2 million, or 5.5%, to $41.5 million at June 30, 2015 from $39.3 million at December 31, 2014 due to new mortgage loan originations retained within the portfolio during the first half of 2015.

Allowance for Loan Losses: The allowance for loan losses balance increased $135,000, or 3.8%, to $3.7 million at June 30, 2015 compared to $3.6 million at December 31, 2014. The Company’s analysis for the allowance for loan losses for the second quarter of 2015 reflected continued improvement in several asset quality metrics and trends, including nonperforming loans, classified assets, troubled debt restructurings, charge-off ratios, delinquencies, and current economic conditions. Primarily due to an increase in specific reserves at June 30, 2015 the Company recorded a provision for loan losses totaling $50,000 during the second quarter of 2015, compared to no provision during the prior year period. Net recoveries for the three months ended June 30, 2015 totaled $5,000 compared to $107,000 in net charge-offs for the prior year period.

The allowance for loan losses to nonperforming loans ratio increased to 95.9% at June 30, 2015 compared to 81.3% at December 31, 2014 primarily due to the decrease in the Company’s nonperforming loan balances and the provision for the six months ended June 30, 2015. The allowance for loan losses to total loans ratio decreased to 1.12% at June 30, 2015 from 1.16% at December 31, 2014 primarily due to the $21.9 million increase in total loans at June 30, 2015 from December 31, 2014.

Nonperforming Assets: The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated. We had no loans that were greater than 90 days delinquent and still accruing interest at the dates presented.

	June 30, 2015	December 31, 2014
	(Dollars in thousands)
Nonaccrual loans:
Commercial:
Real estate	$1,083	$825
Land	1,461	1,577
Total commercial	2,544	2,402
Mortgage	1,048	1,252
Home equity	27	7
Consumer and other	203	—
Nonaccruing troubled debt restructured loans (1)	66	762
Total nonaccrual loans	3,888	4,423

Foreclosed assets:
Commercial:
Real estate	—	67
Land	512	512
Total commercial	512	579
Mortgage	46	25
Residential construction - land	—	45
Total foreclosed assets	558	649
Total nonperforming assets	$4,446	$5,072

Ratios:
Nonperforming loans to total loans	1.17%	1.43%
Nonperforming assets to total assets	0.85	0.98

(1)
At June 30, 2015, the $66,000 loans classified as nonaccruing troubled debt restructured loans were commercial real estate loans. At December 31, 2014, $682,000 of residential mortgage loans, $53,000 of commercial real estate loans, and $27,000 of commercial loans were classified as nonaccruing troubled debt restructured loans.

Total nonperforming assets decreased $626,000, or 12.3%, to $4.4 million at June 30, 2015 from $5.1 million at December 31, 2014. Our nonperforming assets to total assets ratio decreased to 0.85% at June 30, 2015 compared to 0.98% at December 31, 2014 as a result of decreases in nonperforming loans and other real estate owned.

Total nonperforming loans decreased $535,000, or 12.1%, to $3.9 million at June 30, 2015 compared to $4.4 million at December 31, 2014 due to paydowns totaling $129,000 on a $2.0 million nonperforming commercial real estate and commercial land relationship from the sale of one of the properties securing the loans combined with payments received during the six months ended June 30, 2015 totaling $51,000 on other nonperforming loans. Five nonperforming residential mortgage loans totaling $681,000 were moved to accruing status as the borrowers have been making loan payments in accordance with their agreements for a period of at least six months since the loans went to nonaccrual status. The Company also recorded a $20,000 charge-off on one commercial real estate loan and transferred an $80,000 commercial and commercial real estate loan relationship to other real estate owned during six months ended June 30, 2015. These decreases in nonperforming loans were partially offset by one commercial real estate loan relationship totaling $201,000, one consumer loan relationship totaling $203,000, and two home equity lines of credit loan relationships totaling $20,000 were moved to nonaccrual status during six months ended June 30, 2015. At

June 30, 2015, our nonperforming loans to total loans ratio decreased to 1.17% from 1.43% at December 31, 2014 as a result of the decrease in nonperforming loans and the increase in total loans outstanding at June 30, 2015.

Other real estate owned decreased $91,000 to $558,000 at June 30, 2015 from $649,000 at December 31, 2014 primarily due to the sale of four properties totaling $217,000 during the six months ended June 30, 2015 and partially offset by the transfer of a $80,000 commercial and commercial real estate loan relationship and a $46,000 residential mortgage loan to other real estate owned.

Goodwill and Other Intangible Assets: Our goodwill totaled $8.4 million at June 30, 2015 and December 31, 2014. Accounting standards require goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. The most recent annual impairment review of our goodwill was completed in February 2015 as of October 31, 2014. Based on this evaluation, management determined that the fair value of the reporting unit, which is defined as LaPorte Bancorp, Inc. as a whole, exceeded the book value of the goodwill, based on the opinion of an independent expert in valuations, such that the sales price per common share would exceed our book value per common share. Accordingly, no goodwill impairment was recognized during the six months ended June 30, 2015.

Our stock price has increased from the previous analysis and the Company continues to be profitable, therefore, management determined that an updated analysis from an independent third party during the six months ended June 30, 2015 was not necessary. At June 30, 2015, our market price per common share was greater than our tangible book value per common share. If, in the future, our market price per common share falls below our tangible book value per common share or other factors arise which may lead to a deterioration in the valuation of the Company, management may conclude that goodwill is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

Deposits: Total deposits increased $10.8 million, or 3.2%, to $351.6 million at June 30, 2015 compared to $340.8 million at December 31, 2014 primarily due to increases of $4.8 million, or 9.1%, in non-interest bearing accounts, $4.7 million, or 8.0%, in interest bearing demand deposit accounts, and $2.1 million, or 3.4%, in savings accounts as the Company focuses on growing lower cost core deposits to provide additional liquidity. Partially offsetting these increases was a $1.7 million, or 1.6%, decrease in certificates of deposit and IRAs to $107.7 million at June 30, 2015 from $109.4 million at December 31, 2014. Due to competition in our markets and in an effort to grow non-brokered certificates of deposit balances, management continues to monitor interest rates and may offer interest rate specials on longer term certificates of deposit.

Borrowed Funds: Total borrowed funds decreased $9.9 million, or 11.0%, to $80.2 million at June 30, 2015 compared to $90.1 million at December 31, 2014 primarily due to a decrease in FHLB advances as the Company utilized excess liquidity and proceeds from sales and principal repayments of investment securities available-for-sale to repay short-term and maturing long term FHLB advances as well as fund the increase in commercial loans at June 30, 2015.

The Bank has unsecured lines of credit at First Tennessee Bank totaling $15.0 million and Zions Bank totaling $9.0 million at June 30, 2015. During the six months ended June 30, 2015, the Company did not utilize the First Tennessee Bank line. The Zions Bank line of credit was utilized during the quarter with average balances totaling $1.0 million at an average cost of 39 basis points. The maximum amount borrowed on the Zions Bank line during the six months ended June 30, 2015 was $9.0 million.

Total Shareholders’ Equity: Total shareholders’ equity increased $956,000, or 1.2%, to $83.3 million at June 30, 2015 compared to $82.4 million at December 31, 2014 due to net income totaling $2.3 million for the six months ended June 30, 2015. Partially offsetting the increase in shareholders’ equity was a $1.1 million decrease in additional paid-in capital as a result of the Company repurchasing 88,874 shares of its common stock during the six months ended June 30, 2015 in accordance with its previously announced repurchase plans. During 2014, the Company announced its fourth repurchase plan for 5%, or approximately 280,800 shares, of its then outstanding common stock. At June 30, 2015, the Company had repurchased 161,587 shares under this plan. Cash dividends paid during the six months ended June 30, 2015 totaled $451,000 and also reduced the Company’s shareholders’ equity from December 31, 2014.

Comparison of Operating Results for Three Month Periods Ended June 30, 2015 and June 30, 2014

Net Income: Net income totaled $1.3 million, or $0.25 per diluted share, for the three months ended June 30, 2015 compared to $1.2 million, or $0.22 per diluted share, for the three months ended June 30, 2014. The increase in net income was primarily due to an increase in net interest income of $361,000 and an increase in noninterest income of $77,000. Partially offsetting these increases were increases in the provision for loan losses of $50,000, noninterest expense of $190,000, and income tax expense of $88,000.

Net Interest Income: Net interest income increased $361,000, or 9.8%, to $4.1 million for the three months ended June 30, 2015 compared to $3.7 million for the same prior year period. Net interest margin increased 28 basis points to 3.41% for the three months ended June 30, 2015 compared to 3.13% for the prior year period. The increase in net interest income was primarily attributable to a $415,000, or 11.8%, increase in interest income on loans as the average balance of loans outstanding increased by 13.1% from the prior year period. In addition, interest expense for the three months ended June 30, 2015 decreased $130,000, or 16.0%, due to a 13 basis point decrease in the average cost of interest-bearing liabilities and a $6.7 million, or 1.8%, decrease in the average balance of interest-bearing liabilities during the second quarter of 2015 compared to the prior year period.

Interest and Dividend Income: Interest and dividend income increased $231,000, or 5.1%, to $4.7 million for the three months ended June 30, 2015 compared to $4.5 million for the prior year period. During the second quarter of 2015, interest income on loans increased $415,000 compared to the prior year period primarily due to a 13.1% increase in the average balance of loans outstanding to $321.2 million from $284.0 million for the prior year period. This increase in the average balance of loans outstanding was partially offset by a six basis point decrease in the average yield earned on loans due to current lower market interest rates and fees earned on loans during the second quarter of 2015 as compared to the prior period.

Interest income on mortgage warehouse loans increased $329,000, or 25.2%, during the second quarter of 2015 primarily due to a $18.6 million, or 16.9%, increase in the average balance of these loans when compared to the prior year period. Our outstanding mortgage warehouse balances increased primarily due to an increase in the number of our warehouse lines combined with increased demand for refinances due to the government changes to programs that offer private mortgage insurance. We anticipate that our participation program with other financial institutions, when fully implemented, will allow us to continue to grow our customer base and provide ample funding for all of our warehouse customers without increasing our outstanding balances. We currently have two participants active and expect to have at least one more in place in the near future.

Interest income on commercial construction and land development loans increased $81,000, or 57.9%, during the second quarter of 2015 primarily due to a $10.0 million, or 99.2%, increase in the average balance of these loans from the prior year period as a result of new loan originations during the six months ended June 30, 2015. Interest income on commercial real estate loans increased $20,000, or 1.9%, during the second quarter of 2015 primarily due to higher average balances on these loans when compared to the prior year period. Interest income on home equity loans and lines of credit increased $19,000, or 14.6%, due to a 15.2% increase in the average balance of these loans during the second quarter of 2015 when compared to the prior year period. Interest income on residential construction loans increased $14,000, or 233.3%, due to a 221.2% increase in the average balance of these loans during the second quarter of 2015 when compared to the prior year period as a result of new loan originations.

Partially offsetting the above mentioned increases, interest income on commercial and industrial loans decreased $41,000, or 22.9%, during the second quarter of 2015 as the average balance and the average yield earned on these loans for the second quarter of 2015 decreased from the comparable prior year period. Interest income on consumer and other loans decreased $13,000, or 25.5%, during the second quarter of 2015 from the comparable prior year period due to low growth with lower current yields, repayments of higher-yielding automobile dealer loans, and one loan moving into nonaccrual status during the second quarter of 2015.

Interest income on investment securities decreased $186,000 during the second quarter of 2015 compared to the prior year period primarily due to a 20.0% decrease in the average outstanding balance of investment securities. During the second quarter of 2015, the Company sold approximately $7.7 million of investment securities available-for-sale and utilized $5.9 million of proceeds from maturities and principal repayments for liquidity purposes to fund increased loan balances and repay FHLB advances.

Interest income from taxable securities decreased $161,000, or 31.6%, for the three months ended June 30, 2015 compared to the prior year period primarily due to a decrease in the average balance of taxable securities of $31.7 million, or 27.0%, from sales and maturities combined with an 11 basis point decrease in the average yield earned on these securities.

The following table sets forth the average balance sheet, average annualized yield and cost, and certain other information for the three months ended June 30, 2015 and 2014. All average balances are daily average balances. The annualized yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
	(Dollars in thousands)
Assets:
Loans (1)	$321,230	$3,936	4.90%	$283,957	$3,521	4.96%
Taxable securities	85,620	349	1.63	117,273	510	1.74
Tax exempt securities (2)	50,333	389	3.09	52,678	414	3.14
FHLB stock	4,186	42	4.01	4,375	41	3.75
Federal funds sold and other interest-earning deposits	14,198	20	0.56	13,719	19	0.55
Total interest earning assets	475,567	4,736	3.98	472,002	4,505	3.82
Non-interest earning assets	42,677			44,210
Total assets	$518,244			$516,212

Liabilities and equity:
Savings deposits	$64,853	$9	0.06%	$64,536	$9	0.06%
Money market accounts	58,042	55	0.38	67,706	63	0.37
Interest-bearing checking	60,614	34	0.22	54,219	30	0.22
Certificates of deposit and IRAs	112,230	228	0.81	106,352	359	1.35
Total interest-bearing deposits	295,739	326	0.44	292,813	461	0.63
FHLB advances	68,524	311	1.82	77,784	302	1.55
Subordinated debentures	5,155	42	3.26	5,155	45	3.49
Short-term borrowings	1,019	1	0.39	1,395	2	0.57
Total borrowings	74,698	354	1.90	84,334	349	1.66
Total interest-bearing liabilities	370,437	680	0.73	377,147	810	0.86
Non-interest bearing deposits	58,120			52,368
Other liabilities	6,492			5,001
Total liabilities	435,049			434,516
Shareholders’ equity	83,195			81,696
Total liabilities & shareholders’ equity	$518,244			$516,212
Net interest income		$4,056			$3,695
Net interest rate spread			3.25%			2.96%
Net interest margin			3.41			3.13

(1) The average balance of loans includes loans held for sale and nonperforming loans, interest on which is recognized on a cash basis.
(2) No tax-equivalent yield adjustments have been made.

Interest Expense: Interest expense decreased $130,000, or 16.0%, to $680,000 for the three months ended June 30, 2015 compared to $810,000 for the prior year period due to decreases in the average cost of interest bearing liabilities of 13 basis points to 73 basis points and a decrease in the average outstanding balance of interest bearing liabilities of $6.7 million during the three months ended June 30, 2015.

Interest expense on certificates of deposit and IRAs decreased $131,000, or 36.5%, to $228,000 for the three months ended June 30, 2015 compared to the prior year period primarily due to a decrease of 54 basis points in the average cost of such deposits which was partially offset by a $5.9 million increase in the average outstanding balance of such deposits, primarily in brokered deposits that were utilized for funding mortgage warehouse balances. As higher cost certificates of deposit mature and reprice, the Company has been able to reduce its interest expense and shift some of these balances into lower cost core deposit accounts.

Interest expense on money market deposits decreased $8,000 to $55,000 for the three months ended June 30, 2015 compared to $63,000 for the prior year period due to a decrease of $9.7 million in the average outstanding balance of these accounts. The decrease was primarily due to a decrease in one large public fund money market relationship at the end of 2014.

Interest expense on FHLB advances increased $9,000, or 3.0%, to $311,000 for the three months ended June 30, 2015 compared to $302,000 for the prior year period due to an increase of 27 basis points in the average cost of these borrowings which was partially offset by a decrease in the average outstanding balance of these advances totaling $9.3 million during the three months ended June 30, 2015. The increase in the average cost of these borrowings related to two of the Bank’s $10.0 million notional forward-starting swaps tied to $10.0 million FHLB advances that began in March and June 2015. The fixed interest rates associated with these swaps are 2.09% and 2.23%, respectively, with the Bank receiving one month LIBOR. These swaps mature in five years in March and June 2020.

Interest expense on the Company’s subordinated debt decreased $3,000 during the three months ended June 30, 2015 compared to the prior year period due to the March 2014 maturity of an interest rate swap which reduced the average cost of these borrowings by 23 basis points to 3.26% for the second quarter of 2015 from 3.49% for the prior year period. The subordinated debt has a variable rate of interest tied to the three month LIBOR.

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

The Company’s analysis of the allowance for loan losses for the second quarter of 2015 reflected continued improvement in asset quality metrics and various positive trends, including nonperforming loans, classified assets, troubled debt restructurings, charge-off ratios, delinquencies, and current economic conditions. Net recoveries for the three months ended June 30, 2015 totaled $5,000 compared to net charge-offs of $107,000 for the prior year period.

Based upon the quarterly analysis of the allowance for loan losses, management determined that a $50,000 provision for loan losses was appropriate for the three months ended June 30, 2015 due to an increase in specific reserves, primarily related to one consumer loan, at June 30, 2015. Management did not record a provision for loan losses during the prior year period.

Noninterest Income: Noninterest income increased $77,000, or 10.4%, to $814,000 for the three months ended June 30, 2015 from $737,000 for the prior year period. During the second quarter of 2015, we realized an increase in net gains on the sales of other real estate owned properties of $84,000 compared to the prior year period. Gains on mortgage banking activities increased $39,000 as mortgage originations from purchase activity and associated sales were higher during the second quarter of 2015 when compared to the prior year period. Wire transfer fees increased $34,000 during the second quarter of 2015 due to the increase in mortgage warehouse activity when compared to the prior year period. Loan servicing fees also increased by $26,000 due to lower provisions for mortgage servicing rights combined with servicing fees recorded on mortgage warehouse loan participations during the second quarter of 2015 when compared to the prior year period. Partially offsetting these increases were a $59,000 decrease in net gains on the sales of securities and a $28,000 decrease in service charges on deposit accounts due to lower overdraft-related fees and service charges on checking accounts during the second quarter of 2015.

Noninterest Expense: Noninterest expense increased $190,000, or 6.4%, to $3.2 million for the three months ended June 30, 2015 when compared to the prior year period. Salaries and employee benefits expense increased $183,000, which included an increase in payroll expense of $97,000 related to annual merit increases, higher bonuses for mortgage warehouse employees due to its higher profitability, the addition of a commercial lender, and higher mortgage commissions during the second quarter of 2015 when compared to the prior year period. Stock-based compensation expense increased $118,000 during the second quarter of 2015 when compared to the prior year period due to the stock option and restricted stock awards granted during the fourth quarter of 2014. The expense related to the Company's employee stock ownership plan also increased $15,000 due to our increasing stock price. These increases were partially offset by a $72,000 increase in deferred lending costs due to increased commercial and mortgage loan originations during the second quarter of 2015 when compared to the prior year period.

Occupancy and equipment expense also increased $13,000 due to standard equipment replacement and repair costs when compared to the prior year period. Advertising expenses increased $10,000 during the second quarter of 2015 when compared to the prior year period as we increased our advertising for mortgages and home equity loans and lines of credit during the second quarter of 2015. Other expenses also increased by $18,000 due to consulting services, attorney fees, and fraud expense. Partially offsetting these increases, the Company also realized a $15,000 decrease in FDIC insurance due to our Tier 1 leverage capital ratio and improving asset quality trends, a $14,000 decrease in bank examination fees due to timing of audits and reviews, and a $9,000 decrease in collection and other real estate owned expenses due to lower nonperforming assets and related carrying costs for the second quarter of 2015 compared to the prior year period.

Income Taxes: Income before income taxes increased $198,000, or 13.6%, to $1.6 million for the three months ended June 30, 2015 from $1.5 million for the prior year period which led to an increase in income tax expense for the three months ended June 30, 2015 to $325,000 from $237,000 for the prior year period. The Company’s effective tax rate for the three months ended June 30, 2015 was 19.7%, an increase from 16.3% for the same 2014 period. The increase in the effective tax rate was primarily due to increased pre-tax income at the Company’s taxable entities combined with increased tax expense in California related to our mortgage warehouse activities.

Comparison of Operating Results for Six Month Periods Ended June 30, 2015 and June 30, 2014

Net Income: Net income increased to $2.3 million, or $0.42 per diluted share, for the six months ended June 30, 2015 from $2.1 million, or $0.37 per diluted share, for the six months ended June 30, 2014. The increase was primarily due to an increase in net interest income of $755,000 and an increase in noninterest income of $158,000. Partially offsetting these increases were increases in the provision for loan losses of $155,000, noninterest expense of $350,000, and income tax expense of $196,000.

Net Interest Income: Net interest income increased $755,000, or 10.5%, to $7.9 million for the six months ended June 30, 2015 from $7.2 million for the prior year period. Net interest margin increased 30 basis points to 3.39% for the six months ended June 30, 2015 compared to 3.09% for the prior year period. The increase in net interest income was primarily attributable to a $766,000, or 11.3%, increase in interest income on loans as the average balance of loans outstanding increased by 13.6% from the prior year period. In addition, interest expense for the six months ended June 30, 2015 decreased $320,000, or 19.9%, due to a 17 basis point decrease in the average cost of interest-bearing liabilities and a $4.6 million, or 1.3%, decrease in the average balance of interest-bearing liabilities for the six months ended June 30, 2015 compared to the prior year period.

Interest and Dividend Income: Interest and dividend income increased $435,000, or 5.0%, to $9.2 million for the six months ended June 30, 2015 compared to $8.8 million for the prior year period. During the first six months of 2015, interest income on loans increased $766,000 compared to the prior year period primarily due to a 13.6% increase in the average balance of loans outstanding to $308.6 million from $271.6 million for the prior year period. This increase in the average balance of loans outstanding was partially offset by a 10 basis point decrease in the average yield earned on loans due to current lower market interest rates and fees earned on loans during the second quarter of 2015 as compared to the prior year period.

Interest income on mortgage warehouse loans increased $791,000, or 34.1%, during the six months ended June 30, 2015 primarily due to a $27.5 million, or 28.5%, increase in the average balance of these loans combined with a 21 basis point increase in the average yield earned on these loans when compared to the prior year period. Our outstanding mortgage warehouse balances increased during the six months ended June 30, 2015 primarily due to an increase in the number of our warehouse lines combined with increased demand for refinances due to the government changes to programs that offer private mortgage insurance. We anticipate that our participation program with other financial institutions, when fully implemented, will allow us to continue to grow our customer base and provide ample funding for all of our warehouse customers without increasing our outstanding balances. We currently have two participants active and expect to have at least one more in place in the near future.

Interest income on commercial land loans increased $56,000, or 41.2%, during the six months ended June 30, 2015 primarily due to a $896,000, or 11.2%, increase in the average balance of these loans combined with a 92 basis point increase in the average yield earned on new commercial land loans originated when compared to the prior year period. Interest income on home equity loans and lines of credit increased $35,000, or 13.6%, during the six months ended June 30, 2015 primarily due to a $1.8 million, or 15.9%, increase in the average balance of these loans from the prior year period. Interest income on residential construction loans increased $26,000, or 236.4%, due to a $1.2 million, or 218.2%, increase in the average balance of these loans combined with a 23 basis point increase in the average yield earned on these loans during the six months ended June 30, 2015 when compared to the prior year period. Interest income on commercial construction loans increased $19,000, or 13.7%, during the six months ended June 30, 2015 primarily due to a $4.1 million, or 132.5%, increase in the average balance of these loans which was partially offset by a decrease in the average yield of 463 basis points earned on these loans due to higher fees received during the prior year period.

Partially offsetting the above mentioned increases, interest income on commercial real estate loans decreased $88,000, or 4.1%, during the six months ended June 30, 2015, which was primarily due to a $2.1 million, or 2.6%, decrease in the average balance of these loans due to payoffs and prepayments during the later part of 2014. Interest income on commercial and industrial loans decreased $51,000, or 15.0%, during the six months ended June 30, 2015 due to a $1.3 million, or 7.1%, decrease in the average balance of these loans combined with a 32 basis point decrease in the average yield earned on these loans from the comparable prior year period. Interest income on consumer and other loans decreased $26,000, or 24.1%, during the six months ended June 30, 2015 from the comparable prior year period due to low growth with lower current yields, repayments of higher-yielding automobile dealer loans, and one loan moving into nonaccrual status.

Interest income on investment securities decreased $320,000 for the six months ended June 30, 2015 compared to the prior year period primarily due to an 15.9% decrease in the average outstanding balance of investment securities. During the six months ended June 30, 2015, the Company sold approximately $17.9 million of investment securities available-for-sale and utilized $11.0 million of proceeds from maturities and principal repayments for liquidity purposes to fund increased loan balances and repay FHLB advances.

Interest income from taxable securities decreased $289,000, or 27.6%, for the six months ended June 30, 2015 compared to the prior year period primarily due to a decrease in the average balance of taxable securities of $26.1 million, or 22.3%, from sales and maturities combined with a 12 basis point decrease in the average yield earned on these securities.

Interest Expense: Interest expense decreased $320,000, or 19.9%, to $1.3 million for the six months ended June 30, 2015 compared to $1.6 million for the prior year period due to decreases in the average cost of interest bearing liabilities of 17 basis points to 0.70% and a decrease in the average outstanding balance of interest bearing liabilities of $4.6 million during the six months ended June 30, 2015.

Interest expense on certificates of deposit and IRAs decreased $310,000, or 42.1%, to $426,000 for the six months ended June 30, 2015 compared to the prior year period primarily due to a decrease of 55 basis points in the average cost of such deposits in addition to a decrease in the average outstanding balance of such deposits of $2.9 million. As higher cost certificates of deposit mature and reprice, the Company has been able to reduce its interest expense and shift some of these balances into lower cost core deposit accounts.

Interest expense on money market deposits decreased $15,000 to $110,000 for the six months ended June 30, 2015 compared to $125,000 for the prior year period due to a decrease of $9.6 million in the average outstanding balance of these accounts. The decrease was primarily due to a decrease in one large public fund money market relationship at the end of 2014.

Interest expense on FHLB advances increased $24,000, or 4.3%, to $579,000 for the six months ended June 30, 2015 compared to $555,000 for the prior year period due to an increase in the average outstanding balance of these advances of $2.1 million for the six months ended June 30, 2015. The two basis point increase in the average cost of these advances was primarily related to the two interest rate swaps that began in March and June 2015 for a $10 million notional amount. Both swaps are tied to fixed rate advances that reprice monthly.

Interest expense on the Company’s subordinated debt decreased $26,000 during the six months ended June 30, 2015 compared to the prior year period due to the March 2014 maturity of an interest rate swap which reduced the average cost of these borrowings by 101 basis points to 3.26% for the six months ended June 30, 2015 from 4.27% for the same 2014 period. The subordinated debt has a variable rate of interest tied to the three month LIBOR.

The following table sets forth the average balance sheet, average annualized yield and cost, and certain other information for the six months ended June 30, 2015 and 2014. All average balances are daily average balances. The annualized yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or expense.

	Six Months Ended June 30,
	2015			2014
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
	(Dollars in thousands)
Assets:
Loans (1)	$308,559	$7,537	4.89%	$271,578	$6,771	4.99%
Taxable securities	90,926	759	1.67	117,019	1,048	1.79
Tax exempt securities (2)	51,480	797	3.10	52,381	828	3.16
FHLB stock	4,230	85	4.02	4,375	93	4.25
Federal funds sold and other interest-earning deposits	13,410	39	0.58	18,567	42	0.45
Total interest earning assets	468,605	9,217	3.93	463,920	8,782	3.79
Non-interest earning assets	42,548			43,857
Total assets	$511,153			$507,777

Liabilities and equity:
Savings deposits	$64,326	$18	0.06%	$63,618	$18	0.06%
Money market accounts	57,987	110	0.38	67,592	125	0.37
Interest-bearing checking	58,924	66	0.22	54,001	59	0.22
Certificates of deposit and IRAs	105,526	426	0.81	108,444	736	1.36
Total interest-bearing deposits	286,763	620	0.43	293,655	938	0.64
FHLB advances	72,310	579	1.60	70,163	555	1.58
Subordinated debentures	5,155	84	3.26	5,155	110	4.27
Short-term borrowings	1,040	2	0.38	920	2	0.43
Total borrowings	78,505	665	1.69	76,238	667	1.75
Total interest-bearing liabilities	365,268	1,285	0.70	369,893	1,605	0.87
Non-interest bearing deposits	56,494			51,241
Other liabilities	6,444			5,257
Total liabilities	428,206			426,391
Shareholders’ equity	82,947			81,386
Total liabilities & shareholders’ equity	$511,153			$507,777
Net interest income		$7,932			$7,177
Net interest rate spread			3.23%			2.92%
Net interest margin			3.39			3.09

(1) The average balance of loans includes loans held for sale and nonperforming loans, interest on which is recognized on a cash basis.
(2) No tax-equivalent yield adjustments have been made.

Provision for Loan Losses: During the six months ended June 30, 2015, the Company recorded a $155,000 provision for loan losses primarily due to the increase in total loans combined with an increase in specific reserves, primarily due to one consumer loan, at June 30, 2015. Management did not record a provision for loan losses during the prior year period. The Company's analysis of the allowance for loan losses for the second quarter of 2015 reflected continued improvement in asset quality metrics and various positive trends, including nonperforming loans, classified assets, troubled debt restructurings, charge-off ratios, delinquencies, and current economic conditions. Net charge-offs for the six months ended June 30, 2015 totaled $20,000 compared to $144,000 for the prior year period.

Noninterest Income: Noninterest income increased $158,000, or 12.6%, to $1.4 million for the six months ended June 30, 2015 from $1.3 million for the prior year period. During the six months ended June 30, 2015, we realized an increase in net gains on the sales of other real estate owned properties of $130,000 compared to the prior year period. Wire transfer fees increased $65,000 during the six months ended June 30, 2015 due to the increase in mortgage warehouse activity when compared to the prior year period. Gains on mortgage banking activities increased $50,000 as mortgage originations from purchase activity and associated sales were higher during the six months ended June 30, 2015 when compared to the prior year period. Partially offsetting these increases were a $56,000 decrease in service charges on deposit accounts due to lower overdraft-related fees and service charges on checking accounts and a $19,000 decrease in net gains on the sales of securities when compared to the prior year period.

Noninterest Expense: Noninterest expense increased $350,000, or 5.8%, to $6.4 million for the six months ended June 30, 2015 when compared to the prior year period. Salaries and employee benefits expense increased $344,000, which included an increase in payroll expense of $197,000 related to annual merit increases, higher bonuses for mortgage warehouse employees due to its higher profitability, the addition of a commercial lender, and higher mortgage commissions during the six months ended June 30, 2015 when compared to the prior year period. Stock-based compensation expense increased $228,000 during the six months ended June 30, 2015 when compared to the prior year period due to the stock option and restricted stock awards granted during the fourth quarter of 2014. The expense related to the Company's employee stock ownership plan also increased $27,000 during the six months ended June 30, 2015 when compared to the prior year period due to our increasing stock price. These increases were partially offset by a $143,000 increase in deferred lending costs due to increased commercial and mortgage loan originations during the six months ended June 30, 2015 when compared to the prior year period.

Bank examination fees increased $55,000 during the six months ended June 30, 2015 when compared to the prior year period due to timing of audits and reviews, including a $15,000 consent fee for the 2013 audited financial statements paid to our previous independent registered public accounting firm. Advertising expenses increased $35,000 during the six months ended June 30, 2015 when compared to the prior year period as we increased our advertising for mortgages and home equity loans and lines of credit during the first half of 2015. Partially offsetting these increases was a $31,000 decrease in collection and other real estate owned expenses due to lower nonperforming assets and related carrying costs and a $28,000 decrease in FDIC insurance due to our Tier 1 leverage capital ratio and improving asset quality trends for the six months ended June 30, 2015 compared to the prior year period. Other expenses decreased $16,000 primarily due to lower loan related expenses, postage, and investor relations costs for the six months ended June 30, 2015 when compared to the prior year period.

Income Taxes: Income before income taxes increased $408,000, or 17.4%, to $2.8 million for the six months ended June 30, 2015 from $2.3 million for the prior year period which led to an increase in income tax expense for the six months ended June 30, 2015 to $481,000 from $285,000 for the prior year period. The Company’s effective tax rate for the six months ended June 30, 2015 was 17.4%, an increase from 12.1% for the same 2014 period. The increase in the effective tax rate was primarily due to increased pre-tax income at the Company’s taxable entities combined with increased tax expense in California related to our mortgage warehouse activities.

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

Our liquid assets, defined as cash and due from financial institutions, interest earning time deposits in other financial institutions, and the market value of unpledged securities available-for-sale, totaled $109.1 million at June 30, 2015 and constituted 20.9% of total assets at that date, compared to $130.3 million, or 25.1%, of total assets at December 31, 2014.

The Company also maintains lines of credit with the FHLB. Total availability under these lines of credit was $89.0 million at June 30, 2015, of which $75.0 million in FHLB advances were outstanding. At June 30, 2015, the Company had borrowed $3.0 million on the overnight line of credit with the FHLB. The Company has additional securities and certain approved real estate loans available to pledge as collateral in order to increase our lines of credit with the FHLB. At June 30, 2015, we had $92.4 million in unpledged securities available-for-sale.

The Company actively utilizes its borrowing capacity with the FHLB to manage liquidity and to provide a funding alternative to time deposits, if the FHLB’s rates and terms are more favorable. The advances from the FHLB can have maturities from overnight to multiple years. At June 30, 2015, $40.0 million of these advances were due within one year and $35.0 million had maturities greater than a year. At June 30, 2015, $15.0 million of the FHLB advances were variable rate and are part of our interest rate swap strategy. One $10.0 million variable rate advance was swapped for a fixed rate of 3.69% and will mature in July 2016. The remaining $5.0 million variable rate advance was swapped for a fixed rate of 3.54% and will mature in September 2015. During 2015, two of the Company’s forward starting swaps began. In March, the Company entered into a $10.0 million advance that was swapped for a fixed rate of 2.09%. In June, the Company entered into a second $10.0 million advance that was swapped for a fixed rate of 2.23%. These advances reprice every month for a five year period, maturing in March and June 2020. The remaining $45.0 million in FHLB advances were at fixed rates.

The Company has an accommodation from First Tennessee Bank National Association (“FTN”) to borrow federal funds up to $15.0 million. This federal funds accommodation is not a confirmed line or loan, and FTN may cancel such accommodation at any time, in whole or in part, without cause or notice, in its sole discretion. At June 30, 2015, the Company did not have an outstanding balance on this line. For the six months ended June 30, 2015, the Company did not borrow under this line.

The Company also has an agreement with Zions First National Bank (“Zions”) for an unsecured line of credit to borrow federal funds up to $9.0 million. This line of credit was established at the discretion of Zions and may be terminated at any time in its sole discretion. At June 30, 2015, the Company did not have an outstanding balance on this line. For the six months ended June 30, 2015, the Company had average borrowings totaling $1.0 million with a maximum balance during the period of $9.0 million.
Federal regulations establish guidelines for calculating “risk-adjusted” capital ratios and minimum ratio requirements. In January 2015, the FDIC’s new rule for regulatory risk-based capital applicable to The LaPorte Savings Bank became effective. The rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.
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

Upon the adoption of the new rule, the Bank’s capital ratios were not significantly impacted at June 30, 2015 with the Bank considered “well-capitalized”. The table below presents the Bank’s capital ratios at the dates indicated:

	June 30, 2015	December 31, 2014
Common Equity Tier 1 Ratio (1)	17.7%	n/a
Tier 1 Capital Ratio	17.7	19.2%
Total Capital Ratio	18.6	18.1
Tier 1 Leverage Ratio	13.3	13.0

(1)	Common Equity Tier 1 Ratio was calculated as of June 30, 2015 under Basel III rules, which became effective January 1, 2015.

Off-Balance-Sheet Arrangements: In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit, and standby letters of credit. At June 30, 2015, we had commitments to originate loans and unused lines of credit totaling $50.9 million and commercial standby letters of credit totaling $1.0 million. The Company utilizes hedging strategies through interest rate swaps to manage interest rate risk. See Note 8 in the Condensed Notes to the Consolidated Financial Statements for more information.

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

Quantitative Analysis
The following table sets forth, as of June 30, 2015, the estimated changes in the net interest margin and the economic value of equity that would result from the designated changes in the United States Treasury yield curve over a 12 month non-parallel ramp for The LaPorte Savings Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Changes in Interest Rates (basis points) (1)		Estimated Increase (Decrease) in NIM			Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets
	Estimated NIM (2)	Amount	Percent	Estimated EVE (3)	Amount	Percent	EVE Ratio (4)	Changes in Basis Points
(Dollars in thousands)
+300	$17,308	$761	4.60%	$78,985	$(12,549)	(13.71)%	15.88%	(1.58)%
+200	17,067	520	3.14	85,012	(6,522)	(7.13)	16.79	(0.67)
+100	16,782	235	1.42	89,724	(1,810)	(1.98)	17.42	(0.04)
0	16,547	—	—	91,534	—	—	17.46	—
-100	15,965	(582)	(3.52)	86,287	(5,247)	(5.73)	16.24	(1.22)

(1)	Assumes changes in interest rates over a 12 month non-parallel ramp.

(2)	NIM or Net Interest Margin measures The LaPorte Savings Bank’s exposure to net interest income due to changes in a forecast interest rate environment.

(3)	EVE or Economic Value of Equity at Risk measures The LaPorte Savings Bank’s exposure to equity due to changes in a forecast interest rate environment.

(4)	EVE Ratio represents Economic Value of Equity divided by the economic value of assets which should translate into built in stability for future earnings.
The table above indicates that at June 30, 2015, in the event of a 100 basis point decrease in interest rates over a 12 month non-parallel ramp, we would experience a 3.52% decrease in net interest income. In the event of a 100 basis point increase in interest rates over a 12 month non-parallel ramp, the net interest income would increase 1.42%.
The table above indicates that at June 30, 2015, in the event of a 100 basis point decrease in interest rates over a 12 month non-parallel ramp, we would experience a 5.73% decrease in economic value of equity. In the event of a 100 basis point increase in interest rates over a 12 month non-parallel ramp, the economic value would decrease 1.98% in economic value of equity.
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
The Company has taken steps to address its exposure to rising interest rates. In February 2010, the Company executed two interest rate swaps against $15.0 million in maturing FHLB advances. The first interest rate swap was against a $10.0 million adjustable rate advance tied to the three month LIBOR plus 0.25% for six years at an effective fixed rate of 3.69% and began in July 2010. The second interest rate swap was against a $5.0 million adjustable rate advance tied to the three month LIBOR plus 0.22% for five years with an effective fixed rate of 3.54% and began in September 2010. In August 2014, the Company executed three forward starting interest rate swaps against $30.0 million in maturing FHLB advances. Each of the interest rate swaps were against $10.0 million in fixed rate FHLB advances that reprice monthly and are tied to the one month LIBOR. The first interest rate swap began in March 2015 for five years with an effective fixed rate of 2.085%. The second interest rate swap began in June 2015 for five years with an effective fixed rate of 2.228%. The third interest rate swap will begin in March 2016 for five years with an effective fixed rate of 2.618%. Management pursued this hedging strategy to address the concern over the impact to the Company’s tangible equity from the price deterioration in the Company’s available-for-sale securities portfolio in a rising rate environment.

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

As of June 30, 2015, there are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

As of June 30, 2015, there were no material changes to the “Risk Factors” disclosed in the Company’s Annual Report for the year ended December 31, 2014 on Form 10-K filed on March 12, 2015. However, the risks described in our 2014 Annual Report on Form 10-K are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table presents information related to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2015	—	$—	—	154,245
May 1-31, 2015	—	—	—	154,245
June 1-30, 2015	35,000	13.42	35,000	119,245
Total	35,000	13.42	35,000	119,245

(1)	On September 9, 2014, the Company publicly announced its fourth share repurchase program for 280,832 shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from LaPorte Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended June 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaPorte Bancorp, Inc.

Date:	August 13, 2015	/s/ Lee A. Brady
Lee A. Brady
Chief Executive Officer

Date:	August 13, 2015	/s/ Michele M. Thompson
Michele M. Thompson
President and Chief Financial Officer