Form 10-Q
period 2015-09-30
LaPorte Bancorp, Inc.
filed 2015-11-12
CIK 1549276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒
Number of shares of common stock outstanding at November 11, 2015: 5,569,477

PART I	FINANCIAL INFORMATION

ITEM 1	CONSOLIDATED FINANCIAL STATEMENTS

LAPORTE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Dollars in thousands, except share data)
	(Unaudited)
ASSETS
Cash and due from financial institutions	$11,458	$8,698
Interest-earning time deposits in other financial institutions	13,356	6,615
Securities available-for-sale	124,857	155,223
Loans held for sale, at fair value	1,356	763
Loans, net of allowance for loan losses of $3,677 at September 30, 2015 and $3,595 at December 31, 2014	352,650	306,131
Mortgage servicing rights	335	351
Other real estate owned	558	649
Premises and equipment, net	8,696	8,668
Federal Home Loan Bank stock, at cost	4,029	4,275
Goodwill	8,431	8,431
Other intangible assets	164	204
Bank owned life insurance	14,927	14,608
Accrued interest receivable and other assets	3,875	4,000
Total assets	$544,692	$518,616

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$60,623	$53,030
Interest bearing	279,504	287,738
Total deposits	340,127	340,768
Federal Home Loan Bank advances	88,992	84,919
Subordinated debentures	5,155	5,155
Short-term borrowings	19,908	—
Accrued interest payable and other liabilities	6,158	5,386
Total liabilities	460,340	436,228
Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized at September 30, 2015 and December 31, 2014; 5,568,285 and 5,672,968 shares issued and outstanding at September 30, 2015 and December 31, 2014	56	57
Additional paid-in capital	39,838	40,609
Retained earnings	46,932	44,258
Accumulated other comprehensive income, net of tax expense of $232 at September 30, 2015 and $269 at December 31, 2014	449	522
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,923)	(3,058)
Total shareholders’ equity	84,352	82,388
Total liabilities and shareholders’ equity	$544,692	$518,616
See accompanying condensed notes to consolidated financial statements (unaudited).

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$3,841	$3,721	$11,378	$10,492
Taxable securities	292	452	1,051	1,500
Tax exempt securities	384	411	1,181	1,239
Federal Home Loan Bank stock	45	39	130	132
Other interest income	42	21	81	63
Total interest and dividend income	4,604	4,644	13,821	13,426
Interest expense:
Deposits	312	433	932	1,371
Federal Home Loan Bank advances	343	307	922	862
Subordinated debentures	44	42	128	152
Short-term borrowings	1	1	3	3
Total interest expense	700	783	1,985	2,388
Net interest income	3,904	3,861	11,836	11,038
Provision for loan losses	100	—	255	—
Net interest income after provision for loan losses	3,804	3,861	11,581	11,038
Noninterest income:
Service charges on deposit accounts	86	102	241	313
ATM and debit card fees	114	111	332	325
Wire transfer fees	102	71	271	175
Earnings on bank owned life insurance, net	107	109	319	322
Net gains on mortgage banking activities	235	204	639	558
Loan servicing fees, net	49	37	110	93
Net gains on sales of securities available-for-sale	18	8	99	108
Gains (losses) on other assets	(21)	(17)	25	(101)
Other income	9	62	79	152
Total noninterest income	699	687	2,115	1,945
Noninterest expense:
Salaries and employee benefits	1,928	1,814	5,755	5,297
Occupancy and equipment	411	407	1,314	1,312
Data processing	161	137	468	444
Advertising	74	53	226	170
Bank examination fees	73	41	288	201
FDIC insurance	69	76	201	236
Collection and other real estate owned	95	52	191	179
Amortization of intangible assets	13	18	40	54
Other expenses	350	324	1,127	1,115
Total noninterest expense	3,174	2,922	9,610	9,008
Income before income taxes	1,329	1,626	4,086	3,975
Income tax expense	258	285	739	570
Net income	$1,071	$1,341	$3,347	$3,405

Earnings per share (Note 3):
Basic	$0.21	$0.25	$0.64	$0.63
Diluted	0.20	0.25	0.62	0.62
See accompanying condensed notes to consolidated financial statements (unaudited).

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Net income	$1,071	$1,341	$3,347	$3,405
Other comprehensive income:
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	787	(124)	563	3,016
Reclassification adjustment for net gains included in net income	(18)	(8)	(99)	(108)
Gross unrealized gains (losses)	769	(132)	464	2,908
Related income tax (expense) benefit	(262)	46	(158)	(988)
Net unrealized gains (losses)	507	(86)	306	1,920
Unrealized gains (losses) on cash flow hedges:
Gross unrealized gains (losses)	(494)	135	(575)	469
Related income tax (expense) benefit	168	(47)	196	(160)
Net unrealized gains (losses)	(326)	88	(379)	309
Total other comprehensive income (loss)	181	2	(73)	2,229
Comprehensive income	$1,252	$1,343	$3,274	$5,634

See accompanying condensed notes to consolidated financial statements (unaudited).

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net of Tax	Unearned ESOP Shares	Total
	(Dollars in thousands, except per share data)
Balance at January 1, 2014	$59	$44,495	$40,771	$(1,838)	$(3,238)	$80,249
Net income	—	—	3,405	—	—	3,405
Other comprehensive income	—	—	—	2,229	—	2,229
Cash dividends on common stock, $0.12 per share	—	—	(694)	—	—	(694)
Repurchase of common stock, 164,800 shares	(3)	(3,427)	—	—	—	(3,430)
ESOP shares earned, 16,864 shares	—	50	—	—	135	185
Exercise of stock options, 4,472 shares	—	28	—	—	—	28
Stock based compensation expense	—	186	—	—	—	186
Balance at September 30, 2014	$56	$41,332	$43,482	$391	$(3,103)	$82,158

Balance at January 1, 2015	$57	$40,609	$44,258	$522	$(3,058)	$82,388
Net income	—	—	3,347	—	—	3,347
Other comprehensive loss	—	—	—	(73)	—	(73)
Cash dividends on common stock, $0.12 per share	—	—	(673)	—	—	(673)
Repurchase of common stock, 109,168 shares	(1)	(1,418)	—	—	—	(1,419)
ESOP shares earned, 16,864 shares	—	93	—	—	135	228
Exercise of stock options, 4,472 shares	—	29	—	—	—	29
Stock based compensation expense	—	525	—	—	—	525
Balance at September 30, 2015	$56	$39,838	$46,932	$449	$(2,923)	$84,352

See accompanying condensed notes to consolidated financial statements (unaudited).

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$3,347	$3,405
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	426	411
Provision for loan losses	255	—
Net gains on securities available-for-sale	(99)	(108)
Net amortization on securities available-for-sale	569	739
Net gains on sales of loans	(603)	(535)
Originations of loans held for sale	(20,150)	(15,695)
Proceeds from sales of loans held for sale	20,160	14,839
Recognition of mortgage servicing rights	(36)	(23)
Amortization of mortgage servicing rights	53	47
Net change in mortgage servicing rights valuation allowance	(1)	(19)
Net (gains) losses on sales of other real estate owned	(46)	9
Write down of other real estate owned and assets held for sale	17	138
Earnings on bank owned life insurance, net	(319)	(322)
Amortization of intangible assets	40	54
ESOP compensation expense	228	185
Stock based compensation expense	525	186
Change in assets and liabilities:
Accrued interest receivable and other assets	146	312
Accrued interest payable and other liabilities	197	115
Net cash provided by operating activities	4,709	3,738
Cash flows from investing activities:
Net change in interest-earning time deposits at other financial institutions	(6,741)	257
Proceeds from sales of securities available-for-sale	21,539	17,805
Proceeds from maturities, calls, and principal repayments of securities available-for-sale	20,200	15,022
Purchases of securities available-for-sale	(11,379)	(24,109)
Net change in loans	(46,901)	(2,473)
Proceeds from sales of other real estate owned	264	817
Proceeds from redemption of FHLB stock	246	100
Purchase of bank owned life insurance	—	(500)
Premises and equipment expenditures, net	(454)	(130)
Net cash (utilized for) provided by investing activities	(23,226)	6,789
Cash flows from financing activities:
Net change in deposits	(641)	(3,647)
Proceeds from FHLB long-term advances	—	15,000
Repayment of FHLB long-term advances	(25,000)	—
Net change in FHLB short-term advances	29,073	(26,777)
Net change in short-term borrowings	19,908	(2,415)
Stock options exercised	29	28
Dividends paid on common stock	(673)	(694)
Repurchase of common stock	(1,419)	(3,430)
Net cash provided by (utilized for) financing activities	21,277	(21,935)
Net increase (decrease) in cash and cash equivalents	2,760	(11,408)
Cash and cash equivalents at beginning of period	8,698	18,219
Cash and cash equivalents at end of period	$11,458	$6,811

(continued)

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(Dollars in thousands)
Supplemental cash flow information:
Cash paid during the period for:
Interest	$1,969	$2,389
Income taxes	807	350
Supplemental noncash disclosures:
Transfers from loans receivable to other real estate owned	$127	$64

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2014. The results for the three and nine month periods ended September 30, 2015 may not indicate the results to be expected for any other interim period or for the full year ending December 31, 2015.

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

The factors used in the earnings per common share computation follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands, except per share data)
Basic:
Net income	$1,071	$1,341	$3,347	$3,405

Weighted average common shares outstanding	5,568,274	5,691,156	5,603,929	5,788,327
Less: Average unallocated ESOP shares	(368,207)	(390,692)	(373,828)	(396,313)
Average shares	5,200,067	5,300,464	5,230,101	5,392,014

Basic earnings per common share	$0.21	$0.25	$0.64	$0.63

Diluted:
Net income	$1,071	$1,341	$3,347	$3,405

Weighted average common shares outstanding for basic earnings per common share	5,200,067	5,300,464	5,230,101	5,392,014
Add: Dilutive effects of assumed exercises of stock options	134,258	86,333	130,451	83,891
Average shares and dilutive potential common shares	5,334,325	5,386,797	5,360,552	5,475,905

Diluted earnings per common share	$0.20	$0.25	$0.62	$0.62

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	September 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. federal agency obligations	$8,108	$21	$(3)	$8,126
State and municipal	51,760	2,410	(23)	54,147
Mortgage-backed securities – residential	17,593	193	(18)	17,768
Government agency sponsored collateralized mortgage obligations	43,985	282	(394)	43,873
Corporate debt securities	1,000	—	(57)	943
Total	$122,446	$2,906	$(495)	$124,857

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. federal agency obligations	$7,447	$14	$(66)	$7,395
State and municipal	54,298	2,638	(89)	56,847
Mortgage-backed securities – residential	27,391	185	(88)	27,488
Government agency sponsored collateralized mortgage obligations	63,140	290	(900)	62,530
Corporate debt securities	1,000	—	(37)	963
Total	$153,276	$3,127	$(1,180)	$155,223

At September 30, 2015 and December 31, 2014, all of our mortgage-backed securities were issued by U.S. government-sponsored enterprises and all of our collateralized mortgage obligations were issued by either U.S. government-sponsored enterprises or the U.S. Small Business Administration.

Securities with unrealized losses at September 30, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	September 30, 2015
	Continuing Unrealized Loss For Less Than 12 Months		Continuing Unrealized Loss For 12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. federal agency obligations	$2,999	$(3)	$—	$—	$2,999	$(3)
State and municipal	3,349	(10)	1,229	(13)	4,578	(23)
Mortgage-backed securities – residential	—	—	840	(18)	840	(18)
Government agency sponsored collateralized mortgage obligations	5,338	(37)	19,009	(357)	24,347	(394)
Corporate debt securities	—	—	943	(57)	943	(57)
Total temporarily impaired	$11,686	$(50)	$22,021	$(445)	$33,707	$(495)

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

At September 30, 2015, the Company held 46 investments in debt securities totaling $33.7 million, or 27.0% of its total debt securities, in an unrealized loss position, of which 19 were in an unrealized loss position for less than twelve months and 27 were in an unrealized loss position for more than twelve months. At December 31, 2014, the Company held 86 investments in debt securities totaling $71.5 million, or 46.0% of its total debt securities, in an unrealized loss position, of which 32 were in an unrealized loss position for less than twelve months and 54 were in an unrealized loss position for more than twelve months.

Management periodically evaluates each investment security for potential other-than-temporary impairment, relying primarily on industry analyst reports and observation of market conditions and interest rate fluctuations. The unrealized losses on the Company’s investments in U.S. federal agency obligations, mortgage-backed securities, agency collateralized mortgage obligations, and corporate debt securities were a result of changes in interest rates and not a result of a decline in credit quality. Management believes it will be able to collect all amounts due according to the contractual terms of the underlying investment securities and that the noted declines in fair value are considered temporary. The unrealized losses on the Company’s investment in state and municipal securities were also caused by changes in interest rates. The contractual terms of those investments do not permit the issuer to settle the securities at a price less than the amortized cost basis of the investments. The Company does not intend to sell the securities and is not more likely than not to be required to sell them before their anticipated recovery.

Proceeds from sales of securities available-for-sale were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Proceeds	$3,612	$6,694	$21,539	$17,805
Gross gains	22	29	166	167
Gross losses	(4)	(21)	(67)	(59)

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The amortized cost and fair value of debt securities at September 30, 2015 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations (“CMO”), are shown separately.

	September 30, 2015
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$863	$876
Due from one to five years	18,534	18,851
Due from five to ten years	29,137	30,268
Due after ten years	12,334	13,221
Subtotal	60,868	63,216
Mortgage-backed securities and government agency sponsored collateralized mortgage obligations	61,578	61,641
Total	$122,446	$124,857

Securities pledged at September 30, 2015 and December 31, 2014 had a carrying amount of approximately $36.8 million and $40.2 million, respectively, and were pledged to secure Federal Home Loan Bank (“FHLB”) advances and cash flow hedges.

At September 30, 2015 and December 31, 2014, the Company did not hold any securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

NOTE 5 – LOANS

Loans were as follows for the dates indicated:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Commercial	$151,708	$118,312
Residential mortgage	41,749	39,317
Mortgage warehouse	141,446	132,636
Residential construction	3,053	1,664
Home equity	14,578	13,195
Consumer and other	3,491	4,325
Subtotal	356,025	309,449
Net deferred loan costs	302	277
Allowance for loan losses	(3,677)	(3,595)
Loans, net	$352,650	$306,131

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At September 30, 2015 and 2014, the Bank’s mortgage warehouse division had repurchase agreements with 34 and 27 mortgage companies, respectively. The following table identifies the activity and related interest and fee income attributable to the mortgage warehouse division for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Mortgage Warehouse:
Originations	$948,518	$612,514	$2,566,083	$1,543,207
Sold Loans	933,125	622,590	2,491,816	1,536,438
Interest income	1,119	1,307	3,734	3,342
Warehouse fees	299	201	798	488
Wire transfer fees	96	64	253	156
Loan servicing fees	32	—	45	—

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

The following tables present the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30, 2015
	Commercial	Residential Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,346	$653	$480	$4	$97	$150	$—	$3,730
Charge-offs	—	(30)	—	—	(18)	(109)	—	(157)
Recoveries	—	—	—	—	—	4	—	4
Provision	10	1	56	1	24	8	—	100
Ending balance	$2,356	$624	$536	$5	$103	$53	$—	$3,677

	Three Months Ended September 30, 2014
	Commercial	Residential Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,502	$507	$581	$2	$107	$62	$—	$3,761
Charge-offs	—	—	—	—	(12)	(7)	—	(19)
Recoveries	—	—	—	—	—	4	—	4
Provision	(96)	105	13	—	(17)	(5)	—	—
Ending balance	$2,406	$612	$594	$2	$78	$54	$—	$3,746

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30, 2015
	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,116	$676	$654	$4	$90	$55	$—	$3,595
Charge-offs	(20)	(35)	—	—	(18)	(118)	—	(191)
Recoveries	—	—	—	—	1	17	—	18
Provision	260	(17)	(118)	1	30	99	—	255
Ending balance	$2,356	$624	$536	$5	$103	$53	$—	$3,677

	Nine Months Ended September 30, 2014
	Commercial	Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,725	$458	$508	$—	$111	$83	$20	$3,905
Charge-offs	—	(144)	—	—	(12)	(21)	—	(177)
Recoveries	—	—	—	—	5	13	—	18
Provision	(319)	298	86	2	(26)	(21)	(20)	—
Ending balance	$2,406	$612	$594	$2	$78	$54	$—	$3,746

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of the dates indicated:

	September 30, 2015
	Commercial	Residential Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$950	$71	$—	$—	$18	$—	$—	$1,039
Collectively evaluated for impairment	1,406	553	536	5	85	53	—	2,638
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total ending allowance	$2,356	$624	$536	$5	$103	$53	$—	$3,677

Loans:
Individually evaluated for impairment	$3,877	$1,689	$—	$—	$100	$—	$—	$5,666
Collectively evaluated for impairment	147,831	39,953	141,446	3,053	14,478	3,491	—	350,252
Acquired with deteriorated credit quality	—	107	—	—	—	—	—	107
Total ending loan balance	$151,708	$41,749	$141,446	$3,053	$14,578	$3,491	$—	$356,025

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2014
	Commercial	Residential Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Unallocated	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$764	$122	$—	$—	$—	$—	$—	$886
Collectively evaluated for impairment	1,352	554	654	4	90	55	—	2,709
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total ending allowance	$2,116	$676	$654	$4	$90	$55	$—	$3,595

Loans:
Individually evaluated for impairment	$9,005	$2,206	$—	$—	$7	$—	$—	$11,218
Collectively evaluated for impairment	108,688	36,999	132,636	1,664	13,188	4,325	—	297,500
Acquired with deteriorated credit quality	619	112	—	—	—	—	—	731
Total ending loan balance	$118,312	$39,317	$132,636	$1,664	$13,195	$4,325	$—	$309,449

The following table presents information related to impaired loans by class of loans as of the dates indicated:

	September 30, 2015			December 31, 2014
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial:
Real estate	$1,659	$1,638	$—	$2,962	$2,960	$—
Five or more family	—	—	—	3,699	3,699	—
Land	—	—	—	138	123	—
Residential mortgage	1,465	1,342	—	1,151	1,103	—
Home equity	81	81	—	8	7	—
Subtotal	3,205	3,061	—	7,958	7,892	—
With an allowance recorded:
Commercial:
Real estate	1,016	918	317	830	769	281
Land	1,913	1,321	633	1,937	1,454	483
Residential mortgage	348	347	71	1,169	1,103	122
Home equity	19	19	18	—	—	—
Subtotal	3,296	2,605	1,039	3,936	3,326	886
Total	$6,501	$5,666	$1,039	$11,894	$11,218	$886

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present loans individually evaluated for impairment by class of loans for the periods indicated:

	Three Months Ended September 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial:
Real estate	$1,690	$21	$3,015	$47
Five or more family	—	—	3,722	62
Land	—	—	196	—
Residential mortgage	1,383	7	1,431	1
Residential construction - land	—	—	8	—
Home equity	84	1	2	—
Subtotal	3,157	29	8,374	110
With an allowance recorded:
Commercial:
Real estate	940	—	827	—
Land	1,357	—	1,549	—
Residential mortgage	355	—	722	5
Home equity	20	—	23	—
Subtotal	2,672	—	3,121	5
Total	$5,829	$29	$11,495	$115

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2015		2014
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial:
Commercial and other	$1	$—	$—	$—
Real estate	1,761	81	2,873	127
Five or more family	1,217	60	3,657	172
Land	—	—	199	—
Mortgage	1,045	10	1,448	9
Residential construction - land	—	—	17	—
Home equity	52	2	8	—
Subtotal	4,076	153	8,202	308
With an allowance recorded:
Commercial:
Real estate	1,123	9	818	—
Land	1,390	—	2,221	—
Mortgage	678	7	388	5
Home equity	18	—	26	—
Consumer and other	68	—	—	—
Subtotal	3,277	16	3,453	5
Total	$7,353	$169	$11,655	$313

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of the dates indicated.

	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$27	$—	$—
Real estate	1,252	879	—	—
Land	1,321	1,577	—	—
Residential mortgage	993	1,933	—	—
Home equity	62	7	2	—
Total	$3,628	$4,423	$2	$—

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the aging of the recorded investment in past due loans by class of loans as of the dates indicated:

	September 30, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$—	$—	$—	$17,227	$17,227
Real estate	25	512	1,227	1,764	86,928	88,692
Five or more family	—	—	—	—	23,742	23,742
Construction	—	—	—	—	12,005	12,005
Land	—	—	996	996	9,046	10,042
Residential mortgage	8	60	883	951	40,798	41,749
Mortgage warehouse	—	—	—	—	141,446	141,446
Residential construction:
Construction	—	—	—	—	2,145	2,145
Land	—	—	—	—	908	908
Home equity	—	139	47	186	14,392	14,578
Consumer and other	1	—	—	1	3,490	3,491
Total	$34	$711	$3,153	$3,898	$352,127	$356,025

	December 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$—	$27	$27	$17,388	$17,415
Real estate	72	—	822	894	74,369	75,263
Five or more family	—	—	—	—	16,486	16,486
Construction	—	—	—	—	2,322	2,322
Land	—	—	1,216	1,216	5,610	6,826
Residential mortgage	454	203	920	1,577	37,740	39,317
Mortgage warehouse	—	—	—	—	132,636	132,636
Residential construction:
Construction	—	—	—	—	1,472	1,472
Land	—	—	—	—	192	192
Home equity	—	73	7	80	13,115	13,195
Consumer and other	19	—	—	19	4,306	4,325
Total	$545	$276	$2,992	$3,813	$305,636	$309,449

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Troubled Debt Restructurings

A loan modification is considered a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the Company grants a concession it would not otherwise consider but for the borrower’s financial difficulties. The following table presents the Company’s TDRs as of the dates indicated:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
TDRs:
Performing in accordance with modified repayment terms	$1,753	$5,873
Nonperforming	66	762
	$1,819	$6,635

Specific reserve	$—	$23

TDRs previously disclosed resulted in no charge-offs during the three and nine months ended September 30, 2015 and 2014. The Company had not committed to lend additional amounts to customers with outstanding TDR loans at September 30, 2015 and December 31, 2014.

The following tables present loans by class modified as TDRs that occurred during the periods indicated:

	Three Months Ended September 30,
	2015			2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial:
Real Estate	—	$—	$—	1	$226	$226
Mortgage	—	—	—	4	514	673
Total	—	$—	$—	5	$740	$899

	Nine Months Ended September 30,
	2015			2014
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial:
Real Estate	4	$1,213	$1,221	3	$3,025	$3,025
Five or more family	—	—	—	1	3,507	3,750
Mortgage	—	—	—	4	514	673
Home equity	1	73	78	—	—	—
Total	5	$1,286	$1,299	8	$7,046	$7,448

During the nine months ended September 30, 2015, the concessions granted by the Company consisted of a reduction in monthly payments and loan refinances at below market interest rates. During the three and nine months ended September 30, 2014, the concessions granted by the Company consisted of loan refinances at below market interest rates.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

There were no TDRs that defaulted within twelve months following the modification during the three and nine months ended September 30, 2015 and 2014.

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

The following tables present the risk category of loans by class based on the most recent analysis performed as of the dates indicated:

	September 30, 2015
	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial:
Commercial and industrial	$17,227	$—	$—	$—
Real estate	83,549	2,416	2,727	—
Five or more family	23,742	—	—	—
Construction	12,005	—	—	—
Land	8,638	83	1,321	—
Residential mortgage	40,356	22	1,371	—
Mortgage warehouse	141,446	—	—	—
Residential construction:
Construction	2,145	—	—	—
Land	908	—	—	—
Home equity	14,478	—	100	—
Consumer and other	3,491	—	—	—
Total	$347,985	$2,521	$5,519	$—

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

Purchased Loans

The Company purchased loans during 2007, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was then probable that all contractually required payments would not be collected. The outstanding balance and carrying amount of those loans was as follows:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$27
Real estate	—	621
Residential mortgage	107	112
Outstanding balance	$107	$760
Carrying amount, net of allowance of $0	$107	$731

Accretable yield, or income expected to be collected, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Beginning balance	$—	$45	$18	$73
Reclassification from non-accretable yield	—	—	—	—
Accretion of income	—	(13)	(18)	(41)
Ending balance	$—	$32	$—	$32

For the purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three and nine months ended September 30, 2015 or 2014. No allowance for loan losses was reversed during the three and nine months ended September 30, 2015 or 2014.

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

The tables below present the valuation methodology and unobservable inputs for impaired loans and other real estate owned at September 30, 2015 and December 31, 2014.

	September 30, 2015
	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average of Inputs
Impaired loans:
Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	10-20%	18%
Land	Appraisals	Discounts for changes in market conditions	0-20%	15%
Mortgage	Appraisals	Discounts for changes in market conditions	10-15%	15%
Home equity	Appraisals	Discounts for changes in market conditions	100%	100%

	December 31, 2014
	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average of Inputs
Impaired loans:
Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	20-90%	34%
Land	Appraisals	Discounts for changes in market conditions	10-20%	18%
Residential mortgage	Appraisals	Discounts for changes in market conditions	0-20%	7%
Other real estate owned, net:
Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	10%	10%
Land	Appraisals	Discounts for changes in market conditions	0-37%	18%
Residential construction:
Land	Appraisals	Discounts for changes in market conditions	20%	20%

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

Fair value at September 30, 2015 was determined using a discount rate of 10.0%; prepayment speeds ranging from 7.6% to 22.7%, depending on the stratification of the specific right; and a weighted average default rate of approximately 0.5%. Fair value at December 31, 2014 was determined using a discount rate of 10.0%; prepayment speeds ranging from 8.8% to 23.9%, depending on the stratification of the specific right; and a weighted average default rate of approximately 0.5%.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized in the following tables:

		September 30, 2015
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial Assets:
Investment securities available-for-sale:
U.S. federal agency obligations	$8,126	$—	$8,126	$—
State and municipal	54,147	—	54,147	—
Mortgage-backed securities – residential	17,768	—	17,768	—
Government agency sponsored collateralized mortgage obligations	43,873	—	43,873	—
Corporate debt securities	943	—	943	—
Total investment securities available-for-sale	$124,857	$—	$124,857	$—
Loans held for sale	$1,356	$—	$1,356	$—
Derivatives – residential mortgage loan commitments	$51	$—	$51	$—
Financial Liabilities:
Derivatives – interest rate swaps	$(1,731)	$—	$(1,731)	$—

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		December 31, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial Assets:
Investment securities available-for-sale:
U.S. federal agency obligations	$7,395	$—	$7,395	$—
State and municipal	56,847	—	56,847	—
Mortgage-backed securities – residential	27,488	—	27,488	—
Government agency sponsored collateralized mortgage obligations	62,530	—	62,530	—
Corporate debt securities	963	—	963	—
Total investment securities available-for-sale	$155,223	$—	$155,223	$—
Loans held for sale	$763	$—	$763	$—
Derivatives – residential mortgage loan commitments	$53	$—	$53	$—
Financial Liabilities:
Derivatives – interest rate swaps	$(1,156)	$—	$(1,156)	$—

There were no transfers between Level 1, Level 2, and Level 3 during the periods indicated above.

The difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale was:

	September 30, 2015			December 31, 2014
	Aggregate Fair Value	Difference	Contractual Principal	Aggregate Fair Value	Difference	Contractual Principal
	(Dollars in thousands)
Loans held for sale	$1,356	$39	$1,317	$763	$24	$739
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three and nine months ended September 30, 2015 and 2014:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Loans held for sale:
Other gains (losses)	$(16)	$(38)	$(27)	$40
Interest income	10	9	27	22
Interest expense	—	—	—	—
Total changes in fair values included in current period earnings	$(6)	$(29)	$—	$62

For items for which the fair value option has been elected, interest income is recorded within the consolidated statements of income and comprehensive income (loss) based on the contractual amount of interest income earned on financial assets (none were delinquent or in nonaccrual status).

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets measured at fair value on a non-recurring basis are summarized below:

		September 30, 2015
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans:
Commercial:
Real estate	$445	$—	$—	$445
Land	591	—	—	591
Residential mortgage	277	—	—	277
Mortgage servicing rights	180	—	180	—

		December 31, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans:
Commercial:
Real estate	$488	$—	$—	$488
Land	971	—	—	971
Residential mortgage	981	—	—	981
Other real estate owned, net:
Commercial:
Real estate	67	—	—	67
Land	512	—	—	512
Residential construction – land	45	—	—	45
Mortgage servicing rights	173	—	173	—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $2.1 million, with a valuation allowance of $807,000 at September 30, 2015, resulting in reversal of provision of $24,000 and additional provision of $269,000 for the three and nine months ended September 30, 2015, respectively. At September 30, 2014, impaired loans had a carrying amount of $3.1 million, with a valuation allowance of $867,000, resulting in an additional provision for loan losses of $10,000 and $9,000 for the three and nine months ended September 30, 2014, respectively.

During the nine months ended September 30, 2015, no write-downs were recorded on the carrying amount of other real estate owned, which is measured at the lower of cost or fair value less costs to sell. At September 30, 2014, other real estate owned had a carrying amount of $318,000, which resulted in write-downs of $17,000 and $108,000 for the three and nine months ended September 30, 2014, respectively.

Mortgage servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $180,000 at September 30, 2015, which was made up of the outstanding balance of $270,000, net of a valuation allowance of $90,000, resulting in a charge of $3,000 for the three months ended September 30, 2015 and a reversal of $1,000 for the nine months ended September 30, 2015, respectively. At September 30, 2014, mortgage servicing rights were carried at their fair value of $166,000, which was made up of the outstanding balance of $253,000, net of a valuation allowance of $87,000, resulting in reversals of $14,000 and $11,000 for the three and nine months ended September 30, 2014, respectively.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and estimated fair values of financial instruments for the periods presented are as follows:

		September 30, 2015
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets:
Cash and due from financial institutions	$11,458	$11,458	$—	$—
Interest-earning time deposits at other financial institutions	13,356	—	13,142	—
Securities available-for-sale	124,857	—	124,857	—
Loans held for sale	1,356	—	1,356	—
Loans, net	352,650	—	—	356,291
Federal Home Loan Bank stock	4,029	—	4,029	—
Accrued interest receivable	1,343	—	696	647
Financial liabilities:
Deposits	$(340,127)	$—	$(340,661)	$—
Federal Home Loan Bank advances	(88,992)	—	(89,416)	—
Subordinated debentures	(5,155)	—	—	(5,145)
Short-term borrowings	(19,908)	—	(19,908)	—
Accrued interest payable	(171)		(169)	(2)
Derivatives – interest rate swaps	(1,731)	—	(1,731)	—

		December 31, 2014
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets:
Cash and due from financial institutions	$8,698	$8,698	$—	$—
Interest-earning time deposits at other financial institutions	6,615	—	6,636	—
Securities available-for-sale	155,223	—	155,223	—
Loans held for sale	763	—	763	—
Loans, net	306,131	—	—	309,903
Federal Home Loan Bank stock	4,275	—	4,275	—
Accrued interest receivable	1,485	—	857	628
Financial liabilities:
Deposits	$(340,768)	$—	$(340,830)	$—
Federal Home Loan Bank advances	(84,919)	—	(85,078)	—
Subordinated debentures	(5,155)	—	—	(5,149)
Accrued interest payable	(155)	—	(152)	(3)
Derivatives – interest rate swaps	(1,156)	—	(1,156)	—

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

The counterparties to the Company’s derivatives are exposed to credit risk whenever the derivative is in a liability position. As a result, the Company has collateralized these liabilities with securities held in safekeeping by The Bank of New York and PNC Bank. At September 30, 2015 and December 31, 2014, the Company had securities with a fair value of $3.5 million and $2.6 million, respectively, posted as collateral for these derivatives.

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with notional amounts of $40.0 million as of September 30, 2015 and $45.0 million December 31, 2014, respectively, were designated as cash flow hedges of FHLB advances. In August 2014, the Company executed three forward starting interest rate swaps with notional amounts totaling $30.0 million of maturing FHLB advances. The notional amount of each of these interest rate swaps was $10.0 million and were against one-month fixed rate FHLB advances. The first interest rate swap began in March 2015 for five years with an effective fixed rate of 2.085%. The second interest rate swap began in June 2015 for five years with an effective fixed rate of 2.228%. The third interest rate swap will begin in March 2016 for five years with an effective fixed rate of 2.618%.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Information related to the interest-rate swaps designated as cash flow hedges as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
FHLB advance:
Notional amount	$—	$5,000
Unrealized losses	—	(109)
Fixed interest rate payable	—%	3.54%
Variable interest rate receivable (Three month LIBOR plus 0.22%)	—	0.47
Maturity date	September 20, 2015
FHLB advance:
Notional amount	$10,000	$10,000
Unrealized losses	(243)	(434)
Fixed interest rate payable	3.69%	3.69%
Variable interest rate receivable (Three month LIBOR plus 0.25%)	0.54	0.48
Maturity date	July 19, 2016
FHLB advance:
Notional amount	$10,000	$10,000
Unrealized losses	(416)	(186)
Fixed interest rate payable	2.09%	2.09%
Variable interest rate receivable (One month LIBOR)	0.21	—
Maturity date	March 15, 2020
FHLB advance:
Notional amount	$10,000	$10,000
Unrealized losses	(483)	(197)
Fixed interest rate payable	2.23%	2.23%
Variable interest rate receivable (One month LIBOR)	0.21	—
Maturity date	June 15, 2020

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Forward Starting:
FHLB advance:
Notional amount	$10,000	$10,000
Unrealized losses	(589)	(230)
Fixed interest rate payable	2.62%	2.62%
Variable interest rate receivable (One month LIBOR)	—	—
Start date	March 15, 2016
Maturity date	March 15, 2021

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest expense recorded on these swap transactions is reported as a component of interest expense on subordinated debentures, deposits, and FHLB advances, as appropriate. Interest expense recorded on these swap transactions totaled $216,000 and $186,000 during the three months ended September 30, 2015 and 2014, respectively. Interest expense recorded on these swap transactions totaled $517,000 and $576,000 during the nine months ended September 30, 2015 and 2014, respectively.

The following table presents the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Income relating to the Company’s cash flow derivative instruments for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Interest rate contracts:
Net amount of gain (loss):
Recognized in OCI (Effective Portion)	$(326)	$88	$(379)	$309
Reclassified from OCI to interest income	—	—	—	—
Recognized in other non-interest income (Ineffective Portion)	—	—	—	—

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets as of the dates indicated:

	September 30, 2015		December 31, 2014
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Included in other liabilities:
Interest rate swaps related to FHLB advances	$(40,000)	$(1,731)	$(45,000)	$(1,156)

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

Compensation expense related to the Plans totaled $173,000 and $62,000 for the three months ended September 30, 2015 and 2014, respectively. Compensation expense related to the Plans totaled $525,000 and $186,000 for the nine months ended September 30, 2015 and 2014, respectively.

Stock-Based Compensation

Compensation expense is recognized for stock options and restricted stock awards issued to employees or directors based on their grant date fair value. A Black-Scholes model is utilized to estimate the fair value of stock options. The market price of the Company’s common stock at the grant date is used for restricted stock awards.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Nine Months Ended September 30, 2015
Options granted:
Number of options	3,500
Risk-free interest rate	2.04%
Expected term	7.5 years
Expected stock price volatility	19.24%
Dividend yield	1.17%
Weighted average fair value of options granted	$2.94

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Below is the summary of the activity in the stock option plan for the period presented:

	Nine Months Ended September 30, 2015
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2015	598,972	$9.30	8.4 years	$1,911
Granted	3,500	13.71	9.4 years
Exercised	(4,472)	6.44
Forfeited or expired	—	—
Outstanding at September 30, 2015	598,000	$9.35	7.7 years	$3,232
Exercisable at end of period	202,540	$6.50	6.0 years	$1,670

During the nine months ended September 30, 2015, 4,472 options were exercised which had an intrinsic value of $27,000. The Company received $29,000 in cash and realized $10,000 in tax benefits related to the exercise of these options. The weighted average fair value of options granted was $2.16. At September 30, 2015, there was $718,000 of total unrecognized compensation cost related to nonvested stock options granted, which is expected to be expensed over a weighted-average period of 3.7 years. The 2014 Plan had 16,794 shares available for future grant at September 30, 2015.

Restricted Share Awards

The 2011 Plan provided for the issuance of up to 119,298 restricted shares to directors and employees. The 2014 Plan provides for the issuance of up to 135,772 of restricted shares to directors and employees. Compensation expense is recognized over the vesting period of the awards based on the grant date fair value of the Company’s common stock at issue date as determined by the listing price on the respective date. Shares vest 20% annually over five years. The 2014 Plan had 8,972 shares available for future grant at September 30, 2015.

A summary of changes in the Company’s nonvested restricted shares the was as follows for the period presented:

	Nine Months Ended September 30, 2015
	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2015	175,164	$10.14
Granted	—	—
Vested	(23,754)	6.51
Forfeited	—	—
Nonvested at September 30, 2015	151,410	$10.71

At September 30, 2015, there was $1.3 million of total unrecognized compensation expense related to nonvested shares granted, which is expected to be recognized over a weighted-average period of 3.7 years. At September 30, 2015, the nonvested shares had an intrinsic value of $612,000.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

A summary of the changes in accumulated other comprehensive income (loss) by component for the periods indicated is as follows:

	Three Months Ended September 30,
	2015			2014
	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available- for-Sale Securities	Total	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
	(Dollars in thousands)
Beginning balance	$(816)	$1,084	$268	$(558)	$947	$389
Other comprehensive income (loss) before reclassification	(326)	519	193	88	(81)	7
Amounts reclassified from accumulated other comprehensive income (loss)	—	(12)	(12)	—	(5)	(5)
Net current period other comprehensive income (loss)	(326)	507	181	88	(86)	2
Ending balance	$(1,142)	$1,591	$449	$(470)	$861	$391

A summary of the reclassifications out of accumulated other comprehensive income (loss) for the periods indicated is as follows:

	Three Months Ended September 30,
	2015	2014
	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities:
Net gains on securities	$18	$8
Income tax expense	(6)	(3)
Net of tax	$12	$5

A summary of the reclassifications out of accumulated other comprehensive income (loss) for the periods indicated is as follows:

	Nine Months Ended September 30,
	2015			2014
	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available- for-Sale Securities	Total	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
	(Dollars in thousands)
Beginning balance	$(763)	$1,285	$522	$(779)	$(1,059)	$(1,838)
Other comprehensive income (loss) before reclassification	(379)	371	(8)	309	1,991	2,300
Amounts reclassified from accumulated other comprehensive income (loss)	—	(65)	(65)	—	(71)	(71)
Net current period other comprehensive income (loss)	(379)	306	(73)	309	1,920	2,229
Ending balance	$(1,142)	$1,591	$449	$(470)	$861	$391

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

A summary of the changes in accumulated other comprehensive income (loss) by component for the periods indicated is as follows:

	Nine Months Ended September 30,
	2015	2014
	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities:
Net gains on securities	$99	$108
Income tax expense	(34)	(37)
Net of tax	$65	$71

NOTE 11 – OFFSETTING FINANCIAL ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the Company’s statement of Consolidated Balance Sheets or that are subject to an enforceable master netting arrangement at September 30, 2015 and December 31, 2014.

	September 30, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Pledged	Net Amount
	(Dollars in thousands)
Derivatives	$1,731	$—	$1,731	$(3,472)	$—	$(1,741)

	December 31, 2014
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Pledged	Net Amount
	(Dollars in thousands)
Derivatives	$1,156	$—	$1,156	$(2,606)	$—	$(1,450)
Repurchase agreements	755	—	755	(755)	—	—
Total	$1,911	$—	$1,911	$(3,361)	$—	$(1,450)

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

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. These policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2014 and have not materially changed during the nine months ended September 30, 2015.

Comparison of Financial Condition at September 30, 2015 and December 31, 2014

General: Total assets at September 30, 2015 increased $26.1 million, or 5.0%, to $544.7 million compared to $518.6 million at December 31, 2014 primarily due to a $46.6 million, or 15.0%, increase in loans, a $6.7 million increase in interest-earning time deposits in other financial institutions, and a $2.8 million, or 31.7%, increase in cash and due from financial institutions and fed funds sold partially offset by a $30.4 million, or 19.6%, decrease in securities available-for-sale. Our loan growth was primarily related to new commercial loans originated and participations purchased which was funded by utilizing proceeds from the sales and maturities of lower-yielding investment securities available-for-sale during 2015.

Investment Securities: Total securities available-for-sale decreased $30.4 million, or 19.6%, to $124.9 million at September 30, 2015 from $155.2 million at December 31, 2014. During the nine months ended September 30, 2015, proceeds from the sales of investment securities totaling $21.5 million and paydowns and maturities totaling $20.2 million were utilized to fund the majority of the 2015 loan growth and to repay Federal Home Loan Bank (“FHLB”) advances.

At September 30, 2015, management reviewed the securities portfolio for possible other-than-temporary impairment and determined there were no impairment charges to be recorded. The net unrealized gains on the available-for-sale securities portfolio totaled $2.4 million at September 30, 2015, an increase of $464,000 from net unrealized gains totaling $1.9 million at December 31, 2014.

Loans Held for Sale: Loans held for sale increased $593,000, or 77.7%, to $1.4 million at September 30, 2015 compared to $763,000 at December 31, 2014 primarily due to the timing of when residential mortgage loans were originated and subsequently sold to the secondary market.

Loans: Loans increased by $46.6 million, or 15.0%, to $356.3 million at September 30, 2015 compared to $309.7 million at December 31, 2014 primarily due to an increase totaling $33.4 million, or 28.2%, in commercial loans to $151.7 million at September 30, 2015 from $118.3 million at December 31, 2014. The increase was primarily due to new originations and purchased participations as well as fundings of commercial real estate, construction, and land loans during the nine months ended September 30, 2015. The Company originated $19.1 million in commercial real estate loans, of which $5.5 million was to one borrower. The Company also originated $4.6 million in commercial land loans and $20.3 million in commercial construction loans, of which $11.6 million were purchased participations. During the nine months ended September 30, 2015, the Company funded $8.7 million in commercial construction loans originated or purchased during 2015 as well as $2.0 million in previously originated commercial construction loans.

Mortgage warehouse loans increased $8.8 million, or 6.6%, to $141.4 million at September 30, 2015 from $132.6 million at December 31, 2014 primarily due to the increased number of mortgage warehouse lines. Total funding volume for mortgage warehouse has increased 66.3% during the nine months ended September 30, 2015 compared to the prior year period as we continue to add lines and diversify our portfolio geographically. We are able to add these lines and provide the availability to our customers due to the two mortgage warehouse loan participants that began during 2015 which funds additional warehouse activity when customer demand increases, primarily at month end, or when there are backlogs in the secondary markets. The participation program allows us to utilize our liquidity to fund commercial loan growth while retaining processing, servicing, and wire transfer fees related to the mortgage warehouse loans.

Residential mortgage loans increased $2.4 million, or 6.2%, to $41.7 million at September 30, 2015 from $39.3 million at December 31, 2014 due to new mortgage loan originations retained within the portfolio during the nine months ended September 30, 2015.

Allowance for Loan Losses: The allowance for loan losses balance increased $82,000, or 2.3%, to $3.7 million at September 30, 2015 compared to $3.6 million at December 31, 2014. The Company’s analysis for the allowance for loan losses for the third quarter of 2015 reflected continued improvement in several asset quality metrics and trends, including nonperforming loans, classified assets, troubled debt restructurings, delinquencies, and current economic conditions. Primarily due to an increase in total loan balances at September 30, 2015 and charge-offs during the quarter, the Company recorded a provision for loan losses totaling $100,000 during the third quarter of 2015, compared to no provision during the prior year period. Net charge-offs for the three months ended September 30, 2015 totaled $153,000 compared to $15,000 for the prior year period. The Company charged-off $103,000 related to the remaining balance of a consumer loan after the sale of the collateral and $30,000 upon the transfer of a nonaccrual residential mortgage loan to other real estate owned. Both of these charge-offs were reserved for prior to the third quarter of 2015.

The allowance for loan losses to nonperforming loans ratio increased to 101.3% at September 30, 2015 compared to 81.3% at December 31, 2014 primarily due to the decrease in the Company’s total nonperforming loans and the provision for loan losses during the nine months ended September 30, 2015. The allowance for loan losses to total loans ratio decreased to 1.03% at September 30, 2015 from 1.16% at December 31, 2014 primarily due to the $46.6 million increase in total loans at September 30, 2015 from December 31, 2014.

Nonperforming Assets: The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	September 30, 2015	December 31, 2014
	(Dollars in thousands)
Nonaccrual loans:
Commercial:
Real estate	$1,186	$825
Land	1,321	1,577
Total commercial	2,507	2,402
Mortgage	993	1,252
Home equity	62	7
Nonaccruing troubled debt restructured loans (1)	66	762
Total nonaccrual loans	3,628	4,423
Loans greater than 90 days delinquent and still accruing:
Home equity	2	—
Total nonperforming loans	3,630	4,423

Foreclosed assets:
Commercial:
Real estate	—	67
Land	512	512
Total commercial	512	579
Mortgage	46	25
Residential construction - land	—	45
Total foreclosed assets	558	649
Total nonperforming assets	$4,188	$5,072

Ratios:
Nonperforming loans to total loans	1.02%	1.43%
Nonperforming assets to total assets	0.77	0.98

(1)
At September 30, 2015, the $66,000 in loans classified as nonaccruing troubled debt restructured loans were commercial real estate loans. At December 31, 2014, $682,000 of residential mortgage loans, $53,000 of commercial real estate loans, and $27,000 of commercial loans were classified as nonaccruing troubled debt restructured loans.

Total nonperforming assets decreased $884,000, or 17.4%, to $4.2 million at September 30, 2015 from $5.1 million at December 31, 2014. Our nonperforming assets to total assets ratio decreased to 0.77% at September 30, 2015 compared to 0.98% at December 31, 2014 as a result of decreases in nonperforming loans and other real estate owned combined with an increase in total assets.

Total nonperforming loans decreased $793,000, or 17.9%, to $3.6 million at September 30, 2015 compared to $4.4 million at December 31, 2014. At September 30, 2015, our nonperforming loans to total loans ratio decreased to 1.02% from 1.43% at December 31, 2014 as a result of the decrease in nonperforming loans and the increase in total loans outstanding at September 30, 2015.

The primary decrease in nonperforming loans from December 31, 2014 was related to a $239,000 decrease in nonperforming mortgage loans due to the transfer to accruing status of one nonperforming loan totaling $127,000 as the borrower had been making loan payments in accordance with their agreement for a period of at least six months since the loans went to nonaccrual status. In addition, a $76,000 nonperforming loan was transferred to other real estate owned and the Company received payments totaling $23,000 on other nonperforming residential loans. The Company also received payments totaling $125,000 on a $2.0 million nonperforming commercial loan relationship, primarily from the sale of one of the properties securing the loan. Nonperforming commercial loans also decreased from payments received totaling $62,000 and a charge-off totaling $20,000 during the nine months ended September 30, 2015. Partially offsetting these decreases was the transfer to nonaccrual status of one residential loan totaling $148,000 and one commercial loan totaling $135,000. Home equity nonperforming loans increased since December 31, 2014 due to three relationships totaling $56,000 being transferred to nonaccrual status during nine months ended September 30, 2015.

Total nonaccruing TDRs decreased $615,000 during the nine months ended September 30, 2015 as five TDRs totaling $681,000 were transferred back to accrual status as the borrowers have been making loan payments in accordance with their restructured agreements for a period of at least six months and one TDR relationship totaling $80,000 was transferred to other real estate owned during the nine months ended September 30, 2015. During the nine months ended September 30, 2015, one previously performing TDR commercial real estate loan totaling $66,000 was transferred to nonaccrual status.

Other real estate owned decreased $91,000 to $558,000 at September 30, 2015 from $649,000 at December 31, 2014 primarily due to the sale of four properties totaling $217,000 during the nine months ended September 30, 2015 and partially offset by the transfer of a $80,000 TDR commercial and commercial real estate loan relationship and a $46,000 residential mortgage loan to other real estate owned. Subsequent to September 30, 2015, the Company sold one other real estate owned land parcel that had previously been held for future branch development in Valparaiso, Indiana, recognizing a gain on the sale of approximately $43,000.

Goodwill and Other Intangible Assets: Our goodwill totaled $8.4 million at September 30, 2015 and December 31, 2014. Accounting standards require goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. The most recent annual impairment review of our goodwill was completed in February 2015 as of October 31, 2014. Based on this evaluation, management determined that the fair value of the reporting unit, which is defined as LaPorte Bancorp, Inc. as a whole, exceeded the book value of the goodwill, based on the opinion of an independent expert in valuations, such that the sales price per common share would exceed our book value per common share. Accordingly, no goodwill impairment was recognized during the nine months ended September 30, 2015.

Our stock price has increased from the previous analysis and the Company continues to be profitable, therefore, management determined that an updated analysis from an independent third party during the nine months ended September 30, 2015 was not necessary. At September 30, 2015, our market price per common share was greater than our tangible book value per common share. If, in the future, our market price per common share falls below our tangible book value per common share or other factors arise which may lead to a deterioration in the valuation of the Company, management may conclude that the goodwill is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

Deposits: Total deposits at September 30, 2015 decreased slightly by $641,000, or 0.2%, to $340.1 million from $340.8 million at December 31, 2014 primarily due to a $14.5 million decrease in certificates of deposit and IRAs, which included $9.7 million of matured brokered deposits. Partially offsetting this decrease were increases of $7.6 million in non-interest bearing accounts, $5.0 million in interest bearing demand deposit accounts, and $3.5 million in savings accounts. The Company continues to focus on growing core deposits to provide additional liquidity and is in the process of implementing a new checking rewards program which will pay a higher rate of interest on limited balances within checking and related savings accounts should the customer qualify during each statement cycle. While the Company anticipates that its cost of deposits may increase as these balances grow, it also anticipates an increase in debit card income as one of the qualifications for customers will be to utilize their debit cards at least twelve times in the cycle.

Borrowed Funds: Total borrowed funds increased $24.0 million, or 26.6%, to $114.1 million at September 30, 2015 compared to $90.1 million at December 31, 2014 primarily due to the utilization of our short-term lines of credit to fund the increase in loan demand, primarily short-term mortgage warehouse loans, at the end of the third quarter of 2015.

The Bank has unsecured lines of credit at First Tennessee Bank totaling $15.0 million and Zions Bank totaling $9.0 million at September 30, 2015. The First Tennessee Bank line was utilized during the third quarter of 2015 with an outstanding balance of $10.9 million at September 30, 2015, which was also the maximum borrowed on this line during the year. The average balance was $40,000 with an average cost of 1.0% for the nine months ended September 30, 2015. The Zions Bank line of credit was utilized during the third quarter of 2015 and had an outstanding and maximum balance of $9.0 million at September 30, 2015 with an average balance totaling $806,000 and an average cost of 39 basis points for the nine months ended September 30, 2015.

Total Shareholders’ Equity: Total shareholders’ equity increased $2.0 million, or 2.4%, to $84.4 million at September 30, 2015 compared to $82.4 million at December 31, 2014 due to net income totaling $3.3 million for the nine months ended September 30, 2015. Partially offsetting the increase in shareholders’ equity was a $1.4 million decrease in additional paid-in capital as a result of the Company repurchasing 109,168 shares of its common stock during the nine months ended September 30, 2015 in accordance with its previously announced repurchase plans. During 2014, the Company announced its fourth repurchase plan for 5%, or approximately 280,800 shares, of its then outstanding common stock. At September 30, 2015, the Company had repurchased 181,881 shares under this plan. Cash dividends paid during the nine months ended September 30, 2015 totaled $673,000 and also reduced the Company’s shareholders’ equity from December 31, 2014.

Comparison of Operating Results for Three Month Periods Ended September 30, 2015 and September 30, 2014

Net Income: Net income totaled $1.1 million, or $0.20 per diluted share, for the three months ended September 30, 2015 compared to $1.3 million, or $0.25 per diluted share, for the three months ended September 30, 2014. The decrease in net income was primarily due to a $100,000 provision for loan losses and a $252,000 increase in noninterest expense. Partially offsetting these decreases in net income were increases in net interest income and noninterest income totaling $43,000 and $12,000, respectively, and a decrease in income tax expense totaling $27,000.

Net Interest Income: Net interest income was relatively stable at $3.9 million for the three months ended September 30, 2015 and 2014. Net interest margin increased five basis points to 3.29% for the three months ended September 30, 2015 compared to 3.24% for the prior year period. The increase in net interest income was primarily attributable to a $120,000, or 3.2%, increase in interest income on loans as the average balance of loans outstanding increased by 3.6% from the prior year period. In addition, interest expense for the three months ended September 30, 2015 decreased $83,000, or 10.6%, due to a six basis point decrease in the average cost of interest-bearing liabilities and a $11.7 million, or 3.1%, decrease in the average balance of interest-bearing liabilities during the third quarter of 2015 compared to the prior year period.

Interest and Dividend Income: Interest and dividend income was also stable at $4.6 million for the three months ended September 30, 2015 and 2014. During the third quarter of 2015, interest income on securities available for sale decreased $187,000, or 21.7%, to $676,000 compared to the same 2014 period primarily due to a decrease of $29.2 million, or 18.5%, in the average balance of these securities to $128.7 million for the third quarter of 2015 from $157.9 million for the third quarter of 2014 combined with a nine basis point decrease in the average yield on these securities. Partially offsetting this decrease in interest income on securities was a $120,000 increase in interest income from loans to $3.8 million for the third quarter of 2015 compared to the prior year period primarily due to a 3.6% increase in the average balance of loans outstanding to $309.2 million for the third quarter of 2015 from $298.3 million for the prior year period.

Interest income on commercial construction loans increased $110,000, or 500.0%, during the third quarter of 2015 primarily due to a $9.6 million, or 473.2%, increase in the average balance of these loans from the prior year period as a result of new loan originations and participations purchased in 2015. Interest income on five or more family commercial real estate loans increased $65,000, or 26.0%, during the third quarter of 2015 primarily due to an 18.4% increase in the average balances on these loans for the third quarter of 2015 when compared to the prior year period. Interest income on commercial land loans increased $43,000, or 62.3%, due to a 46.4% increase in the average balance of these loans during the third quarter of 2015 when compared to the prior year period. Interest income on home equity loans and lines of credit increased $17,000, or 12.8%, due to a 17.5% increase in the average balance of these loans during the third quarter of 2015 when compared to the prior year period as a result of focused efforts to generate new consumer loan originations during 2015.

Partially offsetting the above mentioned increases, interest income on mortgage warehouse loans decreased $90,000, or 6.0%, during the third quarter of 2015 primarily due to an $18.0 million, or 14.9%, decrease in the average balance of these loans when compared to the prior year period. Our outstanding mortgage warehouse balances were impacted by the levels of participations sold during the quarter as two financial institutions were participants in our warehouse lending program for the entire third quarter of 2015. The decrease in the warehouse balances will assist in funding the increase in the commercial loan portfolio. Overall, the number of transactions and activity increased from the prior year period due to an increase in the number and limits of our warehouse lines. We implemented the participation program with other financial institutions to allow us to continue to grow our customer base and provide ample funding for all of our warehouse customers without increasing our outstanding balances. We continue to receive fee income related to all warehouse transactions in addition to servicing income on the participated balances. Interest income on commercial and industrial loans also decreased $35,000, or 19.0%, during the third quarter of 2015 as the average balance and the average yield earned on these loans for the third quarter of 2015 decreased from the comparable prior year quarter.

Interest income on investment securities decreased $187,000 during the third quarter of 2015 compared to the prior year period primarily due to a 18.5% decrease in the average outstanding balance of investment securities and a nine basis point decrease in the average yield earned on these securities. During the third quarter of 2015, the Company sold approximately $3.6 million of investment securities available-for-sale and utilized $9.2 million of proceeds from maturities and principal repayments for liquidity purposes to fund increased loan balances.

Interest income from taxable securities decreased $160,000, or 35.4%, for the three months ended September 30, 2015 compared to the prior year period primarily due to a decrease in the average balance of taxable securities of $26.2 million, or 24.9%, from sales and maturities combined with a 24 basis point decrease in the average yield earned on these securities. The decrease in taxable securities was primarily used to fund the increase in loan balances in addition to shifting a portion of taxable securities to interest earning time deposits, which resulted in shorter durations but lower yields. Management believes this strategy to be prudent given the uncertainty with the current interest rate environment.

Interest Expense: Interest expense decreased $83,000, or 10.6%, to $700,000 for the three months ended September 30, 2015 compared to $783,000 for the prior year period due to decreases in the average cost of interest bearing liabilities of six basis points to 0.77% and a decrease in the average outstanding balance of interest bearing liabilities of $11.7 million during the three months ended September 30, 2015.

Interest expense on certificates of deposit and IRAs decreased $124,000, or 37.8%, to $204,000 for the three months ended September 30, 2015 compared to the prior year period primarily due to a decrease of 43 basis points in the average cost of such deposits combined with a $4.7 million decrease in the average outstanding balance of such deposits, primarily in brokered deposits that were utilized for funding mortgage warehouse balances. As higher cost certificates of deposit mature and reprice, the Company has been able to reduce its interest expense and shift some of these balances into lower cost core deposit accounts.

Interest expense on money market deposits decreased $8,000 to $57,000 for the three months ended September 30, 2015 compared to $65,000 for the prior year period due to a decrease of $12.4 million in the average outstanding balance of these accounts. The decrease was primarily due to a decrease in one large public fund money market relationship at the end of 2014.

Interest expense on FHLB advances increased $36,000, or 11.7%, to $343,000 for the three months ended September 30, 2015 compared to $307,000 for the prior year period due to an increase of 60 basis points in the average cost of these borrowings which was partially offset by a decrease in the average outstanding balance of these advances totaling $13.9 million during the three months ended September 30, 2015. The increase in the average cost of these borrowings related to two of the Bank’s $10.0 million notional forward-starting swaps tied to $10.0 million FHLB advances that began in March and June 2015. The fixed interest rates associated with these swaps are 2.09% and 2.23%, respectively, with the Bank receiving one month LIBOR. These swaps mature in five years in March and June 2020.

Interest expense on the Company’s subordinated debt increased $2,000 during the three months ended September 30, 2015 compared to the prior year period due to an increase in the average cost of these borrowings by 15 basis points to 3.41% for the third quarter of 2015 from 3.26% for the prior year period. The subordinated debt has a variable rate of interest tied to the three month LIBOR.

The following table sets forth the average balance sheet, average annualized yield and cost, and certain other information for the three months ended September 30, 2015 and 2014. All average balances are daily average balances. The annualized yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
	(Dollars in thousands)
Assets:
Loans (1)	$309,182	$3,841	4.97%	$298,318	$3,721	4.99%
Taxable securities	79,088	292	1.48	105,336	452	1.72
Tax exempt securities (2)	49,585	384	3.10	52,537	411	3.13
FHLB stock	4,029	45	4.47	4,322	39	3.61
Federal funds sold and other interest-earning deposits	32,158	42	0.52	16,387	21	0.51
Total interest earning assets	474,042	4,604	3.88	476,900	4,644	3.90
Non-interest earning assets	42,475			43,314
Total assets	$516,517			$520,214

Liabilities and equity:
Savings deposits	$64,614	$8	0.05%	$63,595	$9	0.06%
Money market accounts	57,168	57	0.40	69,523	65	0.37
Interest-bearing checking	74,727	43	0.23	56,387	31	0.22
Certificates of deposit and IRAs	102,047	204	0.80	106,721	328	1.23
Total interest-bearing deposits	298,556	312	0.42	296,226	433	0.58
FHLB advances	61,697	343	2.22	75,603	307	1.62
Subordinated debentures	5,155	44	3.41	5,155	42	3.26
Short-term borrowings	465	1	0.86	626	1	0.64
Total borrowings	67,317	388	2.31	81,384	350	1.72
Total interest-bearing liabilities	365,873	700	0.77	377,610	783	0.83
Non-interest bearing deposits	61,143			55,213
Other liabilities	5,906			5,156
Total liabilities	432,922			437,979
Shareholders’ equity	83,595			82,235
Total liabilities & shareholders’ equity	$516,517			$520,214
Net interest income		$3,904			$3,861
Net interest rate spread			3.11%			3.07%
Net interest margin			3.29			3.24

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

The Company’s analysis of the allowance for loan losses for the third quarter of 2015 reflected continued improvement in asset quality metrics and various positive trends, including nonperforming loans, classified assets, troubled debt restructurings, delinquencies, and current economic conditions. Net charge-offs for the three months ended September 30, 2015 totaled $153,000 compared to $15,000 for the prior year period. The increase in the net charge-offs was a result of a $103,000 charge-off on a consumer loan after the partial paydown from the sale of collateral and a $30,000 charge-off on the transfer of a residential mortgage loan to other real estate owned. Both of these charge-offs had been previously reserved for within the allowance. In addition, the Company also recorded charge-offs totaling $18,000 on home equity loans and lines of credit and $6,000 on consumer and other loans during the third quarter of 2015.

Based upon the quarterly analysis of the allowance for loan losses and levels of charge-offs during the quarter, management determined that a $100,000 provision for loan losses was appropriate for the three months ended September 30, 2015. Management did not record a provision for loan losses during the prior year period.

Noninterest Income: Noninterest income increased $12,000, or 1.7%, to $699,000 for the three months ended September 30, 2015 from $687,000 for the prior year period. Gains on mortgage banking activities increased $31,000 as mortgage originations from purchase activity and associated sales were higher during the third quarter of 2015 when compared to the prior year period. Wire transfer fees increased $31,000 during the third quarter of 2015 due to the increase in mortgage warehouse activity when compared to the prior year period. Loan servicing fees also increased by $12,000 due to $32,000 of servicing fees recorded on mortgage warehouse loan participations offset by higher provisions for mortgage servicing rights during the third quarter of 2015 when compared to the prior year period. In addition, net gains on the sales of securities increased $10,000 when compared to the prior year period. Partially offsetting these increases was a $16,000 decrease in service charges on deposit accounts due to lower overdraft-related fees and service charges on checking accounts during the third quarter of 2015. Net gains on other assets decreased $4,000 during the third quarter of 2015, primarily due to a $17,000 write-down on our branch property in Rolling Prairie that is held for sale. Other income decreased $53,000 from the prior year period, primarily due to timing differences of reimbursable loan closing expenses and other miscellaneous income items.

Noninterest Expense: Noninterest expense increased $252,000, or 8.6%, to $3.2 million for the three months ended September 30, 2015 when compared to the prior year period. Salaries and employee benefits expense increased $114,000, which included an increase in payroll expense of $34,000 related to annual merit increases, the addition of a commercial lender, and higher mortgage commissions during the third quarter of 2015 when compared to the prior year period. Stock-based compensation expense increased $111,000 during the third quarter of 2015 when compared to the prior year period due to the stock option and restricted stock awards granted during the fourth quarter of 2014. The expense related to the Company’s employee stock ownership plan also increased $15,000 in the third quarter of 2015 due to our increasing stock price. Group insurance costs increased $13,000 due to higher health care costs in 2015. These increases were partially offset by a $72,000 increase in deferred lending costs due to increased commercial and mortgage loan originations during the third quarter of 2015 when compared to the prior year period.

Collection and other real estate owned expenses increased $43,000 due to legal and collection costs during the third quarter of 2015. Bank examination expenses increased $32,000 due to the timing of audits and reviews for the third quarter of 2015 compared to the prior year period. Data processing expense increased $24,000 during the third quarter of 2015 due to higher core processing costs combined with upgrades to our disaster recovery and back up systems. Advertising expenses increased $21,000 during the third quarter of 2015 related to advertising for mortgages and home equity loans and lines of credit and mobile remote deposit capture. Other expenses also increased by $26,000 due to higher loss reserves related to our pooled captive insurance subsidiary and debit card fraud expense.

Income Taxes: Income before income taxes decreased $297,000, or 18.3%, to $1.3 million for the three months ended September 30, 2015 from $1.6 million for the prior year period, which led to a decrease in income tax expense for the three months ended September 30, 2015 to $258,000 from $285,000 for the prior year period. The Company’s effective tax rate for the three months ended September 30, 2015 was 19.4%, an increase from 17.5% for the same 2014 period. The increase in the effective tax rate was primarily due to an increase in taxable income at the Company’s taxable entities combined with increased tax expense in California related to our mortgage warehouse activities.

Comparison of Operating Results for Nine Month Periods Ended September 30, 2015 and September 30, 2014

Net Income: Net income decreased to $3.3 million, or $0.62 per diluted share, for the nine months ended September 30, 2015 from $3.4 million, or $0.62 per diluted share, for the nine months ended September 30, 2014. The decrease was primarily due to increases in the provision for loan losses totaling $255,000, noninterest expense of $602,000, and income tax expense of $169,000. These increases were partially offset by an increase in net interest income of $798,000 and an increase in noninterest income of $170,000.

Net Interest Income: Net interest income increased $798,000, or 7.2%, to $11.8 million for the nine months ended September 30, 2015 from $11.0 million for the prior year period. Net interest margin increased 21 basis points to 3.35% for the nine months ended September 30, 2015 compared to 3.14% for the prior year period. The increase in net interest income was primarily attributable to a $395,000, or 2.9%, increase in interest income as the average balance of interest earning assets increased by $2.1 million and the average yield earned on these assets increased 10 basis points from the prior year period. In addition, interest expense for the nine months ended September 30, 2015 decreased $403,000, or 16.9%, due to a 13 basis point decrease in the average cost of interest-bearing liabilities and a $7.0 million, or 1.9%, decrease in the average balance of interest-bearing liabilities for the nine months ended September 30, 2015 compared to the prior year period.

Interest and Dividend Income: Interest and dividend income increased $395,000, or 2.9%, to $13.8 million for the nine months ended September 30, 2015 compared to $13.4 million for the prior year period. During the first nine months of 2015, interest income on loans increased $886,000 compared to the prior year period primarily due to a 10.0% increase in the average balance of loans outstanding to $308.8 million from $280.6 million for the prior year period. This increase in the average balance of loans outstanding was partially offset by an eight basis point decrease in the average yield earned on loans due to current lower market interest rates and fees earned on loans during the nine months ended September 30, 2015 as compared to the prior year period.
Interest income on mortgage warehouse loans increased $702,000, or 18.3%, during the nine months ended September 30, 2015 due to a $12.2 million, or 11.6%, increase in the average balance of these loans and a 30 basis point increase in the average yield earned on these loans when compared to the prior year period. Our average outstanding mortgage warehouse balances increased during the nine months ended September 30, 2015 primarily due to an increase in the number of our warehouse lines. Our participation program with two other financial institutions has allowed us to continue to grow our customer base and provide ample funding for all of our warehouse customers without increasing our outstanding balances.

Interest income on commercial construction loans also increased $129,000, or 80.1%, during the nine months ended September 30, 2015 primarily due to a $5.9 million, or 218.0%, increase in the average balance of these loans which was partially offset by a decrease in loan fees earned when compared to the prior year period. Interest income on commercial land loans increased $99,000, or 48.3%, during the nine months ended September 30, 2015 primarily due to a $1.7 million, or 21.9%, increase in the average balance of these loans combined with a 78 basis point increase in their average yield earned when compared to the prior year period. Interest income on five or more family commercial real estate loans increased $59,000, or 9.1%, during the nine months ended September 30, 2015 primarily due to a $2.2 million, or 13.3%, increase in the average balance of these loans partially offset by a 19 basis point decrease in the average yield earned on these loans when compared to the prior year period. Interest income on home equity loans and lines of credit increased $51,000, or 13.1%, during the nine months ended September 30, 2015 primarily due to a $1.9 million, or 16.5%, increase in the average balance of these loans from the prior year period.

Partially offsetting the above mentioned increases, interest income on commercial and industrial loans decreased $86,000, or 16.4%, during the nine months ended September 30, 2015, which was primarily due to a $1.2 million, or 6.6%, decrease in the average balance of these loans and a 40 basis point decrease in the average yield earned on these loans. Interest income on commercial real estate loans decreased $85,000, or 2.7%, during the nine months ended September 30, 2015 due to a 20 basis point decrease in the average yield earned on these loans from the comparable prior year period. Interest income on consumer and other loans decreased $33,000, or 21.2%, during the nine months ended September 30, 2015 from the comparable prior year period due to low growth with lower current yields and repayments of higher-yielding automobile dealer loans.

Interest income on investment securities decreased $507,000 for the nine months ended September 30, 2015 compared to the prior year period primarily due to a $27.7 million, or 16.8%, decrease in the average outstanding balance of investment securities and a five basis point decrease in the average yields earned on these securities. During the nine months ended September 30, 2015, the Company sold approximately $21.5 million of investment securities available-for-sale and utilized $20.2 million of proceeds from maturities and principal repayments for liquidity purposes to fund increased loan balances and repay FHLB advances.

Interest income from taxable securities decreased $449,000, or 29.9%, for the nine months ended September 30, 2015 compared to the prior year period primarily due to a decrease in the average balance of taxable securities of $26.1 million, or 23.1%, from sales and maturities combined with a 16 basis point decrease in the average yield earned on these securities.

Interest Expense: Interest expense decreased $403,000, or 16.9%, to $2.0 million for the nine months ended September 30, 2015 compared to $2.4 million for the prior year period due to decreases in the average cost of interest bearing liabilities of 13 basis points to 0.72% and a decrease in the average outstanding balance of interest bearing liabilities of $7.0 million during the nine months ended September 30, 2015.

The following table sets forth the average balance sheet, average annualized yield and cost, and certain other information for the nine months ended September 30, 2015 and 2014. All average balances are daily average balances. The annualized yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or expense.

	Nine Months Ended September 30,
	2015			2014
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
	(Dollars in thousands)
Assets:
Loans (1)	$308,769	$11,378	4.91%	$280,589	$10,492	4.99%
Taxable securities	86,937	1,051	1.61	113,082	1,500	1.77
Tax exempt securities (2)	50,841	1,181	3.10	52,433	1,239	3.15
FHLB stock	4,162	130	4.16	4,357	132	4.04
Federal funds sold and other interest-earning deposits	19,728	81	0.55	17,832	63	0.47
Total interest earning assets	470,437	13,821	3.92	468,293	13,426	3.82
Non-interest earning assets	42,523			43,675
Total assets	$512,960			$511,968

Liabilities and equity:
Savings deposits	$64,423	$26	0.05%	$63,610	$27	0.06%
Money market accounts	57,711	167	0.39	68,243	189	0.37
Interest-bearing checking	64,249	109	0.23	54,805	90	0.22
Certificates of deposit and IRAs	104,354	630	0.80	107,863	1,065	1.32
Total interest-bearing deposits	290,737	932	0.43	294,521	1,371	0.62
FHLB advances	68,733	922	1.79	71,996	862	1.60
Subordinated debentures	5,155	128	3.31	5,155	152	3.93
Short-term borrowings	846	3	0.47	821	3	0.49
Total borrowings	74,734	1,053	1.88	77,972	1,017	1.74
Total interest-bearing liabilities	365,471	1,985	0.72	372,493	2,388	0.85
Non-interest bearing deposits	58,061			52,580
Other liabilities	6,262			5,223
Total liabilities	429,794			430,296
Shareholders’ equity	83,166			81,672
Total liabilities & shareholders’ equity	$512,960			$511,968
Net interest income		$11,836			$11,038
Net interest rate spread			3.20%			2.97%
Net interest margin			3.35			3.14

(1) The average balance of loans includes loans held for sale and nonperforming loans, interest on which is recognized on a cash basis.
(2) No tax-equivalent yield adjustments have been made.

Interest expense on certificates of deposit and IRAs decreased $435,000, or 40.8%, to $630,000 for the nine months ended September 30, 2015 compared to the prior year period primarily due to a decrease of 52 basis points in the average cost of such deposits in addition to a decrease in the average outstanding balance of such deposits of $3.5 million. As higher cost certificates of deposit mature and reprice, the Company has been able to reduce its interest expense and shift some of these balances into lower cost core deposit accounts.

Interest expense on money market deposits decreased $22,000 to $167,000 for the nine months ended September 30, 2015 compared to $189,000 for the prior year period due to a decrease of $10.5 million in the average outstanding balance of these accounts. The decrease was primarily due to a decrease in one large public fund money market relationship at the end of 2014.

Interest expense on FHLB advances increased $60,000, or 7.0%, to $922,000 for the nine months ended September 30, 2015 compared to $862,000 for the prior year period primarily due to a 19 basis point increase in the average cost of these borrowings and was partially offset by a $3.3 million decrease in the average balance of FHLB advances when compared to the prior year period. The average cost of these borrowings increased primarily due to the start of two of the Bank’s $10.0 million notional interest rate swaps which are each tied to a $10.0 million FHLB advance with fixed interest rates of 2.09% and 2.23%, respectively, with the Bank receiving one month LIBOR. These swaps mature in five years in March and June 2020, respectively.

Interest expense on the Company’s subordinated debt decreased $24,000 during the nine months ended September 30, 2015 compared to the prior year period due to the March 2014 maturity of an interest rate swap which reduced the average cost of these borrowings by 62 basis points to 3.31% for the nine months ended September 30, 2015 from 3.93% for the same 2014 period. The subordinated debt has a variable rate of interest tied to the three month LIBOR.

Provision for Loan Losses: During the nine months ended September 30, 2015, the Company recorded a $255,000 provision for loan losses primarily due to a $56.9 million increase in total loans at September 30, 2015 compared to September 30, 2014. Management did not record a provision for loan losses during the prior year period. The Company's analysis of the allowance for loan losses for the third quarter of 2015 reflected continued improvement in asset quality metrics and various positive trends, including nonperforming loans, classified assets, troubled debt restructurings, delinquencies, and current economic conditions. Net charge-offs for the nine months ended September 30, 2015 totaled $173,000 compared to $159,000 for the prior year period.

Noninterest Income: Noninterest income increased $170,000, or 8.7%, to $2.1 million for the nine months ended September 30, 2015 from $1.9 million for the prior year period. During the nine months ended September 30, 2015, we realized an increase in net gains on other assets of $126,000 compared to the prior year period due to lower write-downs on other real estate owned and assets held for sale. Wire transfer fees increased $96,000 during the nine months ended September 30, 2015 due to the increase in mortgage warehouse activity when compared to the prior year period. Gains on mortgage banking activities increased $81,000 as mortgage originations from purchase activity and associated sales were higher during the nine months ended September 30, 2015 when compared to the prior year period. Partially offsetting these increases was a $72,000 decrease in service charges on deposit accounts due to lower overdraft-related fees and service charges on checking accounts combined with the loss of a large deposit relationship during the first quarter of 2015. Other income decreased $73,000 due to timing differences of reimbursable loan closing expenses and other miscellaneous income items.

Noninterest Expense: Noninterest expense increased $602,000, or 6.7%, to $9.6 million for the nine months ended September 30, 2015 when compared to the prior year period. Salaries and employee benefits expense increased $458,000, which included an increase in payroll expense of $214,000 related to annual merit increases, higher bonuses for mortgage warehouse employees due to the group’s higher profitability, the addition of a commercial lender, and higher mortgage commissions during the nine months ended September 30, 2015 when compared to the prior year period. Stock-based compensation expense increased $338,000 during the nine months ended September 30, 2015 when compared to the prior year period due to the stock option and restricted stock awards granted during the fourth quarter of 2014. The expense related to the Company’s employee stock ownership plan also increased $42,000 during the nine months ended September 30, 2015 when compared to the prior year period due to our increasing stock price. Group insurance costs increased $39,000 due to higher health care costs in 2015. These increases were partially offset by a $215,000 increase in deferred lending costs due to increased commercial and mortgage loan originations during the nine months ended September 30, 2015 when compared to the prior year period.

Bank examination fees increased by $87,000 during the nine months ended September 30, 2015 when compared to the prior year period due to timing of audits and reviews, including $17,500 in consent fees for the 2013 audited financial statements of the Company and its 401(k) employee benefit plan which was paid to our previous independent registered public accounting firm. Advertising expenses increased $56,000 during the nine months ended September 30, 2015 when compared to the prior year period as we increased our advertising for mortgages and home equity loans and lines of credit and mobile remote deposit capture during 2015. Data processing expenses also increased $24,000 primarily due to increased core processing costs combined with an upgrade of our disaster recovery and back up systems. Partially offsetting these increases was a $35,000 decrease in FDIC insurance due to our Tier 1 leverage capital ratio and improving asset quality trends for the nine months ended September 30, 2015 compared to the prior year period.

Income Taxes: Income before income taxes increased $111,000, or 2.8%, to $4.1 million for the nine months ended September 30, 2015 from $4.0 million for the prior year period. Income tax expense increased $169,000 for the nine months ended September 30, 2015 to $739,000 from $570,000 for the prior year period. The Company’s effective tax rate for the nine months ended September 30, 2015 was 18.1%, an increase from 14.3% for the comparable 2014 period. The increases in income tax expense and the effective tax rate were primarily due to increased pre-tax income at the Company’s taxable entities combined with increased tax expense in California related to our mortgage warehouse activities.

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

Our liquid assets, defined as cash and due from financial institutions, interest earning time deposits in other financial institutions, and the market value of unpledged securities available-for-sale, totaled $112.8 million at September 30, 2015 and constituted 20.7% of total assets at that date, compared to $130.3 million, or 25.1%, of total assets at December 31, 2014.

The Company also maintains lines of credit with the FHLB. Total availability under these lines of credit was $89.0 million at September 30, 2015 and was fully drawn. At September 30, 2015, the Company had borrowed $10.0 million on the overnight line of credit with the FHLB. The Company has additional securities and certain approved real estate loans available to pledge as collateral in order to increase our lines of credit with the FHLB. At September 30, 2015, we had $88.0 million in unpledged securities available-for-sale.

The Company actively utilizes its borrowing capacity with the FHLB to manage liquidity and to provide a funding alternative to time deposits, if the FHLB’s rates and terms are more favorable. The advances from the FHLB can have maturities from overnight to multiple years. At September 30, 2015, $64.0 million of these advances were due within one year and $25.0 million had maturities greater than a year. At September 30, 2015, $24.0 million of the FHLB advances were variable rate, of which $10.0 million is part of our interest rate swap strategy. One $10.0 million variable rate advance was swapped for a fixed rate of 3.69% and will mature in July 2016. During 2015, two of the Company’s forward starting swaps began. In March, the Company entered into a $10.0 million advance that was swapped for a fixed rate of 2.09%. In June, the Company entered into a second $10.0 million advance that was swapped for a fixed rate of 2.23%. These advances reprice every month for a five year period, maturing in March and June 2020. The remaining $65.0 million in FHLB advances were at fixed rates.

The Company has an accommodation from First Tennessee Bank National Association (“FTN”) to borrow federal funds up to $15.0 million. This federal funds accommodation is not a confirmed line or loan, and FTN may cancel such accommodation at any time, in whole or in part, without cause or notice, in its sole discretion. At September 30, 2015, the Company borrowed $10.9 million on this line at an average cost of 1.0%. For the nine months ended September 30, 2015, the Company had average borrowings totaling $40,000 with a maximum balance of $10.9 million on September 30, 2015.

The Company also has an agreement with Zions First National Bank (“Zions”) for an unsecured line of credit to borrow federal funds up to $9.0 million. This line of credit was established at the discretion of Zions and may be terminated at any time in its sole discretion. At September 30, 2015, the Company borrowed $9.0 million on this line at an average cost of 0.39%. For the nine months ended September 30, 2015, the Company had average borrowings totaling $806,000 with a maximum balance during the period of $9.0 million on September 30, 2015.
Federal regulations establish guidelines for calculating “risk-adjusted” capital ratios and minimum ratio requirements. In January 2015, the FDIC’s new rule for regulatory risk-based capital applicable to The LaPorte Savings Bank became effective. The rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.

The final rule included new minimum risk-based capital and leverage ratios, which became effective for The LaPorte Savings Bank (LaPorte Bancorp, Inc. is exempt by a Federal Reserve Board rule since it has less than $10 billion in assets) on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements include: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation buffer” of 2.5%, which when fully phased in will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.

Upon the adoption of the new rule, the Bank’s capital ratios were not significantly impacted at September 30, 2015 with the Bank considered “well-capitalized”. The table below presents the Bank’s capital ratios at the dates indicated:

	September 30, 2015	December 31, 2014
Common Equity Tier 1 Ratio (1)	16.5%	n/a
Tier 1 Capital Ratio	16.5	19.2%
Total Capital Ratio	17.4	18.1
Tier 1 Leverage Ratio	13.3	13.0

(1)	Common Equity Tier 1 Ratio was calculated as of September 30, 2015 under Basel III rules, which became effective January 1, 2015.

Off-Balance-Sheet Arrangements: In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit, and standby letters of credit. At September 30, 2015, we had commitments to originate loans and unused lines of credit totaling $57.0 million and commercial standby letters of credit totaling $1.1 million. The Company utilizes hedging strategies through interest rate swaps to manage interest rate risk. See Note 8 in the Condensed Notes to the Consolidated Financial Statements for more information.

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
Quantitative Analysis
The following table sets forth, as of September 30, 2015, the estimated changes in the net interest margin and the economic value of equity that would result from the designated changes in the United States Treasury yield curve over a 12 month non-parallel ramp for The LaPorte Savings Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Changes in Interest Rates (basis points) (1)		Estimated Increase (Decrease) in NIM			Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets
	Estimated NIM (2)	Amount	Percent	Estimated EVE (3)	Amount	Percent	EVE Ratio (4)	Changes in Basis Points
(Dollars in thousands)
+300	$17,257	$454	2.70%	$77,703	$(7,303)	(8.59)%	15.18%	(0.62)%
+200	17,152	349	2.08	82,028	(2,978)	(3.50)	15.76	(0.04)
+100	17,009	206	1.23	85,084	78	0.09	16.08	0.28
0	16,803	—	—	85,006	—	—	15.80	—
-100	16,161	(642)	(3.82)	79,652	(5,354)	(6.30)	14.62	(1.18)

(1)	Assumes changes in interest rates over a 12 month non-parallel ramp.

(2)	NIM or Net Interest Margin measures The LaPorte Savings Bank’s exposure to net interest income due to changes in a forecast interest rate environment.

(3)	EVE or Economic Value of Equity at Risk measures The LaPorte Savings Bank’s exposure to equity due to changes in a forecast interest rate environment.

(4)	EVE Ratio represents Economic Value of Equity divided by the economic value of assets which should translate into built in stability for future earnings.
The table above indicates that at September 30, 2015, in the event of a 100 basis point decrease in interest rates over a 12 month non-parallel ramp, we would experience a 3.82% decrease in net interest income. In the event of a 100 basis point increase in interest rates over a 12 month non-parallel ramp, the net interest income would increase 1.23%.
The table above indicates that at September 30, 2015, in the event of a 100 basis point decrease in interest rates over a 12 month non-parallel ramp, we would experience a 6.30% decrease in economic value of equity. In the event of a 100 basis point increase in interest rates over a 12 month non-parallel ramp, the economic value would increase 0.09% in economic value of equity.
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
The Company has taken steps to address its exposure to rising interest rates with respect to our economic value of equity at risk. In February 2010, the Company executed two interest rate swaps against $15.0 million in maturing FHLB advances. The first interest rate swap was against a $10.0 million adjustable rate advance tied to the three month LIBOR plus 0.25% for six years at an effective fixed rate of 3.69% and began in July 2010. The second interest rate swap was against a $5.0 million adjustable rate advance tied to the three month LIBOR plus 0.22% for five years with an effective fixed rate of 3.54% and began in September 2010. This swap matured in September 2015. In August 2014, the Company executed three $10.0 million forward starting interest rate swaps against $30.0 million in maturing fixed rate FHLB advances that reprice monthly and are tied to the one month LIBOR. The first interest rate swap began in March 2015 for five years with an effective fixed rate of 2.085%. The second interest rate swap began in June 2015 for five years with an effective fixed rate of 2.228%. The third interest rate swap will begin in March 2016 for five years with an effective fixed rate of 2.618%. Management pursued this hedging strategy to address the concern over the impact to the Company’s tangible equity from the price deterioration in the Company’s available-for-sale securities portfolio in a rising rate environment.
We will continue to look for opportunities to address our exposure to rising interest rates and the related impact on our economic value of equity at risk and may utilize hedging strategies in the future. We are also continuing to sell the majority of the fixed rate one- to-four family residential real estate loans originated and retain only variable-rate one- to-four family residential loans and fixed-rate one-to-four family residential loans with maximum terms of 20 years. We continue to originate the majority of commercial real estate loans at a variable rate with interest rate floors attached.

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

As of September 30, 2015, there are no material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses.

ITEM 1A.	RISK FACTORS

As of September 30, 2015, there were no material changes to the “Risk Factors” disclosed in the Company’s Annual Report for the year ended December 31, 2014 on Form 10-K filed on March 12, 2015. However, the risks described in our 2014 Annual Report on Form 10-K are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table presents information related to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2015	20,294	$13.49	20,294	98,951
August 1-31, 2015	—	—	—	98,951
September 1-30, 2015	—	—	—	98,951
Total	20,294	13.49	20,294	98,951

(1)	On September 9, 2014, the Company publicly announced its fourth share repurchase program for 280,832 shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from LaPorte Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended September 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaPorte Bancorp, Inc.

Date:	November 12, 2015	/s/ Lee A. Brady
Lee A. Brady
Chief Executive Officer

Date:	November 12, 2015	/s/ Michele M. Thompson
Michele M. Thompson
President and Chief Financial Officer