Form 10-K
period 2015-12-31
LaPorte Bancorp, Inc.
filed 2016-03-24
CIK 1549276

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2015
or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from __________ to __________

Commission File No. 001-35684
LaPorte Bancorp, Inc.
(Exact name of registrant as specified in its charter)

Maryland	35-2456698
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

710 Indiana Avenue, LaPorte, Indiana	46350
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (219) 362-7511
Securities Registered Pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC
(Title of each class)	(Name of each exchange on which registered)
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
Based on the closing sales price on the NASDAQ Stock Market on June 30, 2015, the aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant was $68.6 million.
On March 21, 2016, the number of shares outstanding of the Registrant’s Common Stock was 5,580,115 shares.
DOCUMENTS INCORPORATED BY REFERENCE

Document	Part of Form 10-K into which incorporated
Not Applicable

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of the Company and certain subsidiaries are detailed in “Item 1A – Risk Factors” within this Annual Report on Form 10-K. In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

•	changes in prevailing real estate values and loan demand both nationally and within our current and future market area;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing, and savings habits;

•	the amount of assessments and premiums we are required to pay for FDIC deposit insurance;

•	legislative or regulatory changes that affect our business including the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and its impact on our compliance costs;

•	the success of our mortgage warehouse lending program including the impact of the Dodd-Frank Act on the mortgage companies;

•	our ability to manage the impact of changes in interest rates, spreads on interest earning assets and interest-bearing liabilities, and interest rate sensitivity;

•	rising interest rates and their impact on mortgage loan volumes;

•	our ability to successfully manage our commercial lending;

•	the financial health of certain entities, including government sponsored enterprises, the securities of which are owned or acquired by the Company;

•	adverse changes in the securities market;

•	the new capital rules effective on January 1, 2015;

•	the costs, effects, and outcomes of existing or future litigation;

•	the economic impact of past and any future terrorist attacks, acts of war, or threats thereof and the response of the United States to any such threats and attacks;

•	delays in closing the merger with and into Horizon Bancorp;

•	the potential impact of the announcement of the proposed merger with and into Horizon Bancorp on relationships with third parties, including customers, employees, and competitors;

•
the actual results of our proposed merger with and into Horizon Bancorp could vary materially as a result of a number of factors, including the possibility that various closing conditions for the transaction may not be satisfied or waived, and the merger agreement could be terminated under certain circumstances; and

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
At December 31, 2015, the Company had consolidated assets of $543.2 million, deposits of $391.0 million and total shareholders’ equity of $85.5 million.
On March 10, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Horizon Bancorp, an Indiana corporation (“Horizon”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Horizon, with Horizon as the surviving corporation in the merger (the “Merger”). Immediately following the Merger, the Company’s wholly owned subsidiary, The LaPorte Savings Bank, will merge with and into Horizon’s wholly owned subsidiary, Horizon Bank, N.A (the “Bank Merger”). Horizon Bank will be the surviving entity in the Bank Merger. The Merger Agreement was approved and adopted by the Board of Directors of each of the Company and Horizon and is subject to the receipt of customary shareholder and regulatory approvals, among other customary closing conditions.
Upon completion of the Merger, each Company shareholder will have the right to receive, at their election, $17.50 per share in cash or 0.629 shares of Horizon common stock, or a combination of both, for each share of the Company’s common stock, subject to allocation provisions. The Merger Agreement provides that, in the aggregate, 65% of the outstanding common shares of the Company will be converted into the right to receive shares of Horizon common stock and the remaining 35% of the outstanding common shares of the Company will be converted into the right to receive cash. Based on Horizon’s March 9, 2016 closing price of $24.21 per share as reported on the NASDAQ Global Select Market, the transaction value was estimated at $94.1 million.
The Company’s home office is located at 710 Indiana Avenue, LaPorte, Indiana 46350 and the telephone number is (219) 362-7511.

The LaPorte Savings Bank
The LaPorte Savings Bank is an Indiana-chartered savings bank that operates seven full-service locations in LaPorte and Porter Counties, Indiana, and a mortgage loan production office in St. Joseph, Michigan. We offer a variety of deposit and loan products to individuals and businesses, most of which are located in our primary market areas of LaPorte, Porter, and Lake Counties, Indiana. The Bank is subject to comprehensive regulation and examination by the Federal Deposit Insurance Corporation and the Indiana Department of Financial Institutions. The Bank has one wholly-owned subsidiary, LSB Investments, Inc., which manages a large portion of the investment portfolio for the Bank. LSB Investments, Inc. has one wholly-owned subsidiary, LSB Real Estate, Inc., which is a real estate investment trust that purchases mortgage loans originated by the Bank.
Our business consists primarily of accepting deposits from the general public and investing those deposits, together with funds generated from operations and borrowings, in mortgage warehouse loans, commercial real estate loans, residential loans, commercial loans, home equity loans and lines of credit, and to a lesser extent, construction and land loans, automobile, and other consumer loans. In addition, we invest in mortgage-backed securities, collateralized mortgage obligation securities, municipal bond securities, U.S. treasury and agency securities, corporate bond securities, and interest-earning time deposits at other financial institutions. We also offer trust services through a referral agreement with a third-party. For a description of our business strategy, see “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Strategy.”
Our website address is www.thelpsb.com. Information on our website is not and should not be considered a part of this Annual Report on Form 10-K.
Market Area
Our primary market for both loans (with the exception of mortgage warehouse loans) and deposits is currently around the areas where our full-service banking offices are located in LaPorte and Porter Counties in Indiana as well as Lake County in Indiana where we employ a qualified commercial lender. We also market to contiguous counties in Indiana and Michigan. We serve St. Joseph, Michigan, and its surrounding areas by providing residential mortgage loans through our mortgage loan production office located in St. Joseph.
Because of its location at the southern tip of Lake Michigan, LaPorte County is a major access point to the Chicago market for both rail and highway. LaPorte County is the second largest county geographically in Indiana. The southern part of the county is rural and agricultural in nature. The northern part of the county is where LaPorte and Michigan City are located and the majority of the population is centered. It is also where the majority of the growth is centered for the county. LaPorte County ranks 16th in the state of Indiana for total population at 111,444 in 2014. The population of the county has been stable since the 2010 census according to the most recent data provided by the Indiana Business Research Center at Indiana University Kelley School of Business (“Indiana Business Research Center”). The economies of LaPorte and Michigan City are mainly large manufacturing and retail trade; however, both have made the transition to health care and social services, accommodation and food services, and education. According to the Indiana Business Research Center, LaPorte County’s major employment sectors are manufacturing, retail trade, and health care and social assistance. LaPorte County’s unemployment rate decreased from 9.4% during 2013 to 7.7% during 2014 and remains above the state’s average rate of 6.0% during 2014. For the month of December 2015, LaPorte County’s unemployment rate was 6.4% which remained above the state’s rate of 4.5%. LaPorte County’s median household income in 2014 was slightly below the state’s median household income and ranked 56th in the state. LaPorte County ranks 38th in the state for those with educations of college graduate or higher. Overall, property values based on actual sales during 2015 within the county have slightly increased from 2014 with the number of units sold increasing as well. The county, however, continues to see property values lower than the values reported in 2008.
Porter County, to the west of LaPorte County, has historically seen higher growth because of its proximity to the Chicago market. The population of Porter County grew 1.7% from the 2010 U.S. Census to 167,076 in 2014, 9th in the state, according to the Indiana Business Research Center. Porter County’s major employment sectors are manufacturing, health care and social services, retail trade, accommodation and food services, and educational services. The economy of Porter County is critical to the Northwest Indiana region, which is made up of seven counties. The unemployment rate for Porter County of 6.3% during 2014 was slightly higher than the state’s average rate of 6.0% for the same year and the median household income in 2014 ranked 6th highest in the state of Indiana according to the Indiana Business Research Center. For the month of December 2015, Porter County’s unemployment rate was 5.4% which remained above the state’s rate of 4.5%. It is the 13th highest ranking county in the state for those with educations of college graduate or higher also according to the Indiana Business Research Center. Property values in Porter County continue to be lower than values experienced in 2008 based on actual sales in 2015 compared to 2008, however, property values remained stable with values experienced in 2014 with pockets of increasing values as well as an increase in units sold in certain areas during 2015.

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
We believe our convenient branch locations, our emphasis on personalized banking, and our ability for local decision-making in our banking business provide a competitive advantage over the competition in our market areas. Specifically, we promote and maintain relationships and build customer loyalty within the communities we serve by focusing our marketing and community involvement on the specific needs of these communities. During the fourth quarter of 2015, we also introduced a checking and savings rewards program which give customers the opportunity to earn higher interest rates on their deposits or cash back on their debit card transactions when they meet certain monthly qualifications. We believe that these products provide a competitive advantage over other banks and financial services providers in our market. Within LaPorte and Porter Counties in Indiana, the Bank had deposit market shares of 20.3% and 1.5%, respectively, at June 30, 2015, which represented the second and ninth largest deposit market shares in the respective counties.
Lending Activities
Our lending strategy is primarily driven by our strategy to grow our commercial real estate and commercial business loan portfolios and to build commercial banking relationships within the markets we serve as well as the contiguous counties in Indiana and Michigan. We believe we employ experienced commercial lenders who have developed relationships with small to mid-market businesses. In addition, our Executive Vice President – Chief Credit Officer has over 20 years of experience in commercial lending and offers additional support along with our credit administration department.
We offer one- to four-family residential loans that are primarily originated for sale into the secondary market. We also retain a percentage of fixed mortgages with a 10-15 year term as well as five and seven year adjustable rate mortgages with 30 year amortizations within our portfolio in order to increase our loan balances and to reduce the effect of the amortization of the older mortgages in the portfolio. We believe we have a strong residential lending team and infrastructure led by an experienced residential mortgage lending manager who was hired to grow our mortgage origination business in our local market areas in LaPorte and Porter Counties in Indiana. In addition, we established a mortgage loan production office in St. Joseph, Michigan, and serve that market as well. During 2015, we were voted by readers of the Herald Argus community newspaper as the Best Mortgage Company, which demonstrates our commitment to our mortgage origination business in the communities we serve.
We also provide financing to mortgage companies through our mortgage warehouse lending department, which is led by our Senior Vice President of Mortgage Warehouse Lending who has over 18 years of experience with this type of lending. Mortgage warehouse lending provides additional profitability through higher interest income and related fees but is subject to changes in mortgage purchase and refinancing activity from changes in mortgage interest rates and current market trends. In an effort to offset the impact of challenges within the mortgage industry and to lessen our reliance on a smaller number of larger lines, we continued to increase the number of warehouse lenders we are authorized to do business with and also remained diversified geographically throughout the United States. During 2015, we added eight new mortgage warehouse lines, one of which is in Utah where we did not already have a lending presence. At December 31, 2015, we had 37 active participants within 17 states with lines ranging from $2 million to $30 million, which can be increased by 20% with Board of Director approval. We also began a mortgage warehouse participation program in 2015 which allows other financial institutions to purchase portions of the loans originated under these lines of credit. The program allows us to continue to accommodate both existing and new warehouse customers without increasing our outstanding mortgage warehouse loan balances. Through this program, we are able to generate fee income, including loan servicing and wire transfer fees, earned on the participation activity. At December 31, 2015, we had three local financial institution participants in this program with total commitments of $115 million and outstanding participated balances of $101 million.
The volume of and risk associated with our loans are affected by general economic conditions, including the continued weakness in real estate values.

Loan Approval Procedures and Authority. Our lending activities follow written, non-discriminatory underwriting standards and loan origination procedures established by management and approved by the Board of Directors. Our lending policies are reviewed and updated at least annually. The Board of Directors has granted loan approval authority to certain officers or groups of officers up to prescribed limits, based on the officer’s experience and tenure. In addition, our Executive Vice President – Chief Credit Officer has the authority to approve all commercial loans or lending relationships up to $500,000. Generally, all commercial loans or lending relationships greater than $500,000 but less than $1.25 million must be approved by our Officer Loan Committee, which is compromised of the Chief Executive Officer, President and Chief Financial Officer, Executive Vice President – Chief Credit Officer, Senior Vice President – Mortgage Warehousing, and Senior Vice President – Commercial Lending. Individual loans or lending relationships with aggregate exposure in excess of $1.25 million but less than $3.5 million must be approved by our Board of Directors Loan Committee, which includes five outside directors. Loans or lending relationships in excess of $3.5 million must be approved by the full Board of Directors.
Our mortgage warehouse loan approval process is intended to minimize potential risk by establishing desirable relationships with experienced and well-managed mortgage companies. The Bank is relying primarily upon the mortgagor to repay the loan or extension of credit, but the mortgage company and their principal owners must guarantee the performance of those loans or extensions of credit they have originated. All residential mortgage loans in excess of an individual mortgage warehouse staff member’s loan authority must be approved by two members of the Officer Loan Committee or one member of the Officer Loan Committee and the Senior Vice President - Chief Accounting Officer. We have also established limits on outstanding lines to each mortgage company. A maximum limit of $30.0 million, up to an additional 20% with Board of Director approval, to be retained on our balance sheet has been established for a single mortgage company or for mortgage companies with common ownership. A maximum total funding limit to a mortgage warehouse company of $50.0 million may apply when taking into account the mortgage warehouse participant program as those amounts over our maximum balance sheet limit may be funded by the three participants. Each individual mortgage originated by a mortgage company must be below our legal lending limit.
Pursuant to the terms of the Merger Agreement, we are limited in our ability to make loans or extensions of credit, including a limitation on (1) making any new commercial loan in excess of $1.25 million, (2) making any mortgage loan with a loan to value in excess of 80% (unless private mortgage insurance is obtained) or any other mortgage loan in excess of $417,000; (3) making any consumer loan in excess of $75,000; (4) making any home equity loan or line of credit in excess of $100,000; (5) making any loan participation; (6) making any agreement to purchase mortgage loans from any third-party originator; or (7) making any warehouse agreement with an existing or new borrower, without the consent of Horizon. Horizon has agreed not to unreasonably withhold such consent.

Loan Portfolio Composition. The following table sets forth the composition of our loan portfolio, by type of loan at the dates indicated with the exception of mortgage loans held for sale totaling $3.6 million, $763,000, $1.1 million, $1.2 million, and $3.0 million at December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

	At December 31,
	2015		2014		2013		2012		2011
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial:
Commercial and industrial	$18,117	5.25%	$17,415	5.63%	$17,640	5.94%	$20,179	6.35%	$18,017	6.03%
Real estate	92,300	26.76	75,263	24.32	83,782	28.22	79,817	25.12	80,430	26.90
Five or more family	22,692	6.58	16,486	5.33	15,402	5.19	14,284	4.49	17,719	5.93
Construction	11,082	3.21	2,322	0.75	3,949	1.33	1,793	0.56	1,175	0.39
Land	10,639	3.08	6,826	2.20	8,149	2.74	8,490	2.67	9,218	3.08
Total commercial	154,830	44.88	118,312	38.23	128,922	43.42	124,563	39.20	126,559	42.33
One- to four-family	40,478	11.74	39,317	12.71	35,438	11.93	36,996	11.64	45,576	15.25
Mortgage warehouse	128,902	37.38	132,636	42.86	115,443	38.88	137,467	43.26	103,864	34.74
Residential construction:
Construction	2,423	0.70	1,472	0.48	503	0.17	1,108	0.35	2,631	0.88
Land	878	0.26	192	0.06	289	0.10	367	0.12	416	0.14
Total residential construction	3,301	0.96	1,664	0.54	792	0.27	1,475	0.46	3,047	1.02
Home equity	13,990	4.06	13,195	4.26	11,397	3.84	12,267	3.86	12,966	4.34
Consumer and other (1)	3,380	0.98	4,325	1.40	4,920	1.66	5,018	1.58	6,942	2.32
Total loans	344,881	100.00%	309,449	100.00%	296,912	100.00%	317,786	100.00%	298,954	100.00%
Net deferred loan costs	305		277		278		214		177
Allowance for loan losses	(3,634)		(3,595)		(3,905)		(4,308)		(3,772)
Total loans, net	$341,552		$306,131		$293,285		$313,692		$295,359

(1)
Includes $42,000, $172,000, $508,000, $1.2 million, and $2.2 million of indirect automobile loans at December 31, 2015, 2014, 2013, 2012, and 2011, respectively. Includes $3.3 million, $4.2 million, $4.4 million, $3.9 million, and $4.7 million of direct automobile loans and other loans at December 31, 2015, 2014, 2013, 2012, and 2011, respectively.

Loan Portfolio Maturities and Yields. The following table summarizes the scheduled repayments of our loan portfolio at December 31, 2015. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due in one year or less.

	Commercial and industrial		Commercial Real Estate		Five or More Family		Commercial Construction
Due During the Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2016	$4,515	4.44%	$7,910	5.20%	$520	5.00%	$8,062	4.36%
2017	2,818	4.71	8,089	5.66	151	4.50	432	4.25
2018	3,163	4.30	20,154	4.54	7,095	4.79	—	—
2019 to 2020	5,731	4.39	35,649	4.78	10,994	4.63	2,588	4.27
2021 to 2025	1,890	4.69	16,722	4.61	3,932	4.57	—	—
2026 to 2030	—	—	572	5.22	—	—	—	—
2031 and beyond	—	—	3,204	4.96	—	—	—	—
Total	$18,117	4.47%	$92,300	4.82%	$22,692	4.68%	$11,082	4.34%

	Commercial Land		One- to four-family		Mortgage Warehouse		Residential Construction
Due During the Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2016	$1,896	5.50%	$69	5.19%	$128,902	4.57%	$2,423	3.76%
2017	1,107	5.38	214	6.25	—	—	—	—
2018	2,626	4.11	554	5.38	—	—	—	—
2019 to 2020	4,973	5.01	308	6.45	—	—	—	—
2021 to 2025	37	8.00	1,979	5.47	—	—	—	—
2026 to 2030	—	—	9,594	4.25	—	—	—	—
2031 and beyond	—	—	27,760	4.85	—	—	—	—
Total	$10,639	4.92%	$40,478	4.76%	$128,902	4.57%	$2,423	3.76%

	Residential Land		Home Equity		Consumer and Other		Total
Due During the Years Ending December 31,	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
	(Dollars in thousands)
2016	$—	—%	$640	4.35%	$360	4.01%	$155,297	4.58%
2017	—	—	1,114	4.18	310	5.04	14,235	5.28
2018	—	—	1,047	4.51	430	3.99	35,069	4.54
2019 to 2020	—	—	2,668	3.79	1,679	3.61	64,590	4.65
2021 to 2025	—	—	3,005	4.65	583	5.91	28,148	4.71
2026 to 2030	298	3.63	560	6.49	18	9.75	11,042	4.40
2031 and beyond	580	4.57	4,956	4.18	—	—	36,500	4.76
Total	$878	4.25%	$13,990	4.33%	$3,380	4.26%	$344,881	4.64%

The following table sets forth the contractual maturities of fixed- and adjustable-rate loans at December 31, 2015 that are due after December 31, 2016.

	Due After December 31, 2016
	Fixed	Adjustable	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$11,328	$2,274	$13,602
Real estate	59,125	25,265	84,390
Five or more family	22,152	20	22,172
Construction	3,020	—	3,020
Land	7,020	1,723	8,743
Total commercial loans	102,645	29,282	131,927
One- to four-family	20,069	20,340	40,409
Mortgage warehouse	—	—	—
Residential construction:
Construction	—	—	—
Land	—	878	878
Total residential construction	—	878	878
Home equity	3,622	9,728	13,350
Consumer and other loans	2,945	75	3,020
Total loans	$129,281	$60,303	$189,584
One- to Four-Family Residential Loans. At December 31, 2015, approximately $40.5 million, or 11.7% of our loan portfolio, consisted of one- to four-family residential loans. The majority of the one- to four-family residential mortgage loans we originate are conventional, but we also offer FHA, VA, and USDA loans. We do not, nor have we ever engaged in subprime lending, defined as mortgage loans to borrowers who do not qualify for market interest rates because of problems with their credit history. Our one- to four-family residential mortgage loans are currently originated in amounts up to 80% of the lesser of the appraised value or purchase price of the property, although loans may be made with higher loan-to-value ratios at a higher interest rate to compensate for the increased credit risk. Private mortgage insurance is generally required on loans with a loan-to-value ratio in excess of 80%.
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
We also offer adjustable rate mortgage loans with fixed interest rate terms of five or seven years before converting to an annual adjustment schedule based on changes in the London Interbank Offered Rate or the designated United States Treasury index. We will either retain these adjustable rate mortgage loans or sell them on the secondary market. We originated $5.4 million of adjustable rate one- to four-family residential loans during the year ended December 31, 2015. The adjustable rate mortgage loans that we originate provide for maximum rate adjustments of 200 basis points per adjustment, with a lifetime maximum adjustment of 600 basis points, and amortize over terms of up to 30 years.
Adjustable rate mortgage loans help decrease the risk associated with changes in market interest rates based on their periodic repricing terms. However, adjustable rate mortgage loans involve other risks because, as interest rates increase, so do the interest payments on the loan, which may increase the potential for default by the borrower. At the same time, the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustment of the contractual interest rate is also limited by the maximum periodic and lifetime interest rate adjustments permitted by our loan documents, and therefore, is potentially limited in effectiveness during periods of rapidly rising interest rates. At December 31, 2015, $20.3 million, or 50.3%, of our one- to four-family residential loans contractually due after December 31, 2016 had adjustable rates of interest.

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
Mortgage Warehouse Lending. We provide financing to approved mortgage companies for the origination and sale of residential mortgage loans. Each individual mortgage is assigned to us until the loan is sold to the secondary market by the mortgage company. We take possession of each original note, or in some instances, a third-party custodian takes possession, and forwards such note to the end investor once the mortgage company has sold the loan. These individual loans are typically sold by the mortgage company within 30 days and are seldom held longer than 90 days. Interest income is accrued during this period and fee income for each loan sold is collected when the loan is sold. Agency eligible, governmental (FHA insured or VA guaranteed), and jumbo residential mortgage loans that are secured by mortgages placed on existing one- to four-family dwellings may be purchased and placed in the mortgage warehouse line.
We have established several controls intended to minimize potential risks related to the approval of potential mortgage warehouse companies. The Bank performs an on-site due diligence review of all potential companies to ensure satisfactory controls are being performed as they relate to all aspects of the mortgage business, which may include a review performed by an independent third-party. We also obtain substantial reference checks on potential companies from a variety of sources to ensure these companies have a satisfactory track record. Once these reviews are completed, the Senior Vice President – Mortgage Warehouse Lending prepares a “Request for Approval” summarizing this information and our Commercial Credit Administration department performs a detailed financial analysis of potential companies. This information is then presented to the Board of Directors for approval.
We have also established several controls to minimize potential risks as they relate to approved mortgage warehouse companies. The Bank has engaged an outside mortgage due diligence firm to perform on-site due diligence reviews of the companies. Each company is reviewed at least every three years; however, companies with higher approved line limits are reviewed every other year, and in some cases annually. We may have a special review performed on any of our companies at any time, if warranted. We maintain daily interaction with all of our companies and also continue our own on-site visits. Companies are required to maintain errors and omission insurance and fidelity bond coverage.
In an effort to minimize potential risks as they relate to the individual mortgage loans originated by the mortgage warehouse companies, we have established several controls. The Bank will not fund a mortgage loan unless there is a valid takeout commitment to purchase from an institutional secondary market investor on our approved investor list. The Bank may also fund conforming or government agency mortgage loans under approved hedging strategies for certain mortgage warehouse companies. We will only wire funds for the origination of a loan to title companies which are independent of the mortgage warehouse company. We randomly select loans each month for internal verification purposes with results of the testing reported monthly to the Bank’s Officer Loan Committee. If a mortgage loan remains in the warehouse for more than 60 days, a principal curtailment payment is required from the warehouse company, which results in the mortgage loan being paid off within 180 days of origination.
Lastly, the Bank maintains a financial institution’s third-party Catastrophe Blanket Bond insurance policy. The policy provides coverage for any fraudulent acts committed by our mortgage warehouse companies or any fraudulent acts committed by a third-party involved in the mortgage transaction. The limit of liability for this policy is $7.5 million, with a deductible of $1.0 million at December 31, 2015.
During 2015, we added eight new warehouse companies with credit lines ranging between $3.0 million and $30.0 million. We added the new companies to provide additional warehouse activity and to generate additional interest income and fee income to offset the impact increased mortgage interest rates could have on our warehouse business. New companies also allow for geographical diversification in17 states.
Also during 2015, we implemented our mortgage warehouse participation program and added three local financial institutions to the program. The third-party participants purchase participations in loans originated under the mortgage warehouse lines of credit. These participants provide additional liquidity to ensure our mortgage warehouse companies have the ability to fund their business without increasing our balances and adding risk. The participations have allowed us to realize increased transaction activity, which leads to higher loan fee income as well as increased non-interest income through loan servicing and wire transfer fees.

At December 31, 2015, we had repurchase agreements with 37 mortgage companies with lines ranging from $2.0 million to $30.0 million, with a maximum limit of $50.0 million when taking into account the mortgage warehouse participation program. Our largest customer accounted for 15.1% of our outstanding balances and 12.8% of our volume in 2015. At December 31, 2015, our mortgage warehouse loans outstanding balances decreased to $128.9 million, or 2.8%, from $132.6 million at December 31, 2014 primarily due to the implementation of the participation program. At December 31, 2015, the third-party participants had balances totaling $101.0 million. During the year ended December 31, 2015, we recorded interest income of $5.0 million, mortgage warehouse loan fees of $1.1 million, wire transfer fees of $364,000, and loan servicing income of $109,000. During the year ended December 31, 2014, we recorded interest income of $4.6 million, mortgage warehouse loan fees of $695,000 and wire transfer fees of $223,000. Due to the Merger, management does not anticipate significant growth in the warehouse portfolio during 2016.
Commercial Real Estate and Five or More Family Loans. At December 31, 2015, $115.0 million, or 33.3%, of our total loan portfolio consisted of commercial real estate and five or more family loans. These types of loans are secured by retail, industrial, warehouse, service, medical, residential apartment complexes, hotels, and other commercial properties. We believe that these types of loans can be a helpful asset/liability management tool because on average, these loans have a shorter term to repricing and a higher yield than our residential loans.
We originate both fixed- and adjustable-rate commercial real estate and five or more family loans, including partially guaranteed U.S. Small Business Administration loans. At December 31, 2015, we had $9.8 million of U.S. Small Business Administration loans in this portfolio. Our originated fixed-rate commercial real estate and five or more family loans generally have initial terms of up to five years, with a balloon payment at the end of the term. Our originated adjustable-rate commercial real estate and five or more family loans generally have an initial term of three- to five-years and a repricing option. Our originated commercial real estate and five or more family loans generally amortize over 15 to 20 years with a maximum loan-to-value ratio of generally 80%.
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

The following table sets forth information regarding our commercial real estate and five or more family loans at December 31, 2015.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)
Non-owner occupied real estate:
Commercial real estate	105	$33,755
Five or more family	25	22,692
Owner occupied real estate:
Accommodation and food services	27	17,332
Development and rental	25	5,928
Manufacturing	34	5,427
Arts, entertainment, and recreation	5	5,239
Other services	39	4,952
Retail trade	22	4,740
Construction	28	3,275
Wholesale trade	12	3,254
Health care and social assistance	9	3,236
Other miscellaneous	34	5,162
Total	365	$114,992
Commercial Loans. At December 31, 2015, $18.1 million, or 5.3%, of our total loan portfolio consisted of commercial loans. Commercial credit is offered primarily to business customers, usually for asset acquisition, business expansion, or working capital purposes. We currently offer term loans with three- to five-year maturities and a balloon payment at the end of a term not to exceed 20 years without approval from the Bank’s Board of Directors. The maximum loan-to-value ratio of our current commercial loan originations is generally between 50% to 80%, depending on the type and marketability of the loan’s underlying collateral. The extension of a commercial credit is based on the ability and stability of management, whether cash flows support the proposed debt repayment, the borrower’s earnings projections and related assumptions, and the value and marketability of any underlying collateral.
The following table sets forth information regarding our commercial business (non-real estate) loans at December 31, 2015.

Industry Type	Number of Loans	Balance
		(Dollars in thousands)
Transportation and warehousing	16	$4,227
Accommodation and food services	13	4,147
Manufacturing	18	1,917
Mining	1	1,665
Other commercial equipment rental and leasing	1	1,510
Retail trade	48	862
Public administration	11	812
Other miscellaneous	59	2,977
Total	167	$18,117
Commercial loans generally have a greater credit risk than residential mortgage loans. Unlike residential mortgage loans, which generally are made on the basis of the borrower’s ability to repay based on their income and which are secured by real property whose value tends to be more easily ascertainable, commercial loans are typically made on the basis of the borrower’s ability to repay from the cash flow of the their business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself, which may be highly vulnerable to changes in general economic conditions (including the weak economic environment experienced in recent years). Further, the collateral securing the loans may depreciate over time, be difficult to appraise, and fluctuate in value based on the success of the business. We seek to minimize these risks through our underwriting standards.

Home Equity Loans and Lines of Credit. At December 31, 2015, $14.0 million, or 4.1%, of our total loan portfolio consisted of home equity loans and lines of credit. We originate fixed home equity loans and variable rate home equity lines of credit secured by the borrower’s residence. The home equity products we originate generally are limited to 80-90% of the property value less any other mortgages depending on tiered credit requirements as established in our credit policy. The variable interest rates for home equity lines of credit are determined by a specified margin over the Wall Street Journal prime rate and may not exceed a designated maximum over the life of the loan. Our home equity lines of credit have an interest rate floor, and at December 31, 2015, the interest rates on the majority of these lines of credit were at their floor. We currently offer home equity loans with terms of up to 15 years with principal and interest paid monthly from the closing date. Our home equity lines of credit provide terms up to 20 years with an initial draw period and monthly interest-only payments of up to 10 years and a 10 year fully amortizing repayment period. We previously offered home equity products with monthly repayment requirements that included principal and interest calculated based on 2% of the outstanding principal balance. We also previously offered interest-only home equity loans up to a five year term with monthly interest-only payments. At the end of the initial term, these lines must be paid in full or renewed.
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
Construction and Land Loans. At December 31, 2015, our total loan portfolio included $21.8 million, or 6.3%, of commercial construction and land development and $3.3 million, or 1.0%, of residential construction and land development loans. We make both commercial land development and residential land loans. These loans generally have an interest-only phase during construction then convert to permanent financing. The maximum loan-to-value ratio applicable to these loans is generally 80% for commercial loans and 95% for residential.
We may also make commercial loans to builders and developers for the development of one- to four-family lots in our market area. Land loans are generally made in amounts up to a maximum loan-to-value ratio of 75% based upon an independent appraisal. It is our general policy to obtain personal guarantees from the builders and developers for our land loans.
We make construction loans for commercial development projects such as hospitality, apartment, small retail, hotel, and office buildings. These loans generally have an interest-only phase during construction then convert to permanent financing. Disbursements of construction loan funds are processed through a title company at our discretion based on the progress of construction. The maximum loan-to-value ratio limit applicable to these loans is generally 80%. At December 31, 2015, we had commercial construction loans with an outstanding aggregate balance of $9.3 million and $10.7 million of available commitments which were secured by commercial property.
The majority of our current commercial construction loans are subject to our normal underwriting procedures prior to being converted to permanent financing. Most of our current construction loans, once converted to permanent financing, repay over a period of 20 years. In addition, most of our current construction loans have interest-only payments during the construction period. Such loans are approved up to 80% of the lesser of the appraised value of the completed property or contract price plus value of the land improvements. Funds are disbursed based on our inspections in accordance with a projection completion schedule.
We have occasionally made loans to builders and developers “on speculation” to finance the construction of residential property where justified by an independent appraisal. Whether we are willing to provide permanent takeout financing to the purchaser of the home is determined independently of the construction loan by a separate underwriting process. At December 31, 2015, we had $1.8 million and $724,000 of available commitments for retail construction loans outstanding that were secured by one- to four-family residential property built on speculation.
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
The table below sets forth by type the amount of our construction and land loans, including the amount of such non-performing loans at December 31, 2015. All of the loans are secured by properties located within our market area.

	Net Principal Balance	Non-Performing
	(Dollars in thousands)
Commercial:
Commercial real estate construction	$9,285	$41
Commercial one- to four-family speculation construction	1,797	—
Commercial land	10,639	299
Total commercial construction and land	21,721	340
Residential:
One- to four-family construction	2,423	—
Residential land	878	—
Total residential construction and land	3,301	—
Total construction and land loans	$25,022	$340
Consumer and Other Loans. We offer a variety of loans that are secured by assets other than real estate such as deposits, recreational vehicles or boats, and automobiles. Our automobile loans are currently originated directly by us. At December 31, 2015, our consumer and other loans totaled $3.4 million, or 1.0%, of the total loan portfolio.
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

Loan Originations, Purchases, and Sales. Our loan origination activities have been primarily concentrated in our local market area and areas contiguous to those markets, such as Lake and St. Joseph Counties in Indiana and Berrien County in Michigan. We may also consider opportunities for and originate commercial loans in other areas based on our current lending relationships but do not actively seek new business outside of our focused market areas. Commercial loans are primarily generated from our experienced commercial lenders, our business relationships, and customer referrals. Residential loans are generated primarily from local realtors, walk-in customers, customer referrals, and other parties with whom we do business, and from the efforts of commissioned residential mortgage originators and advertising. Both commercial loan and residential mortgage loan applications are underwritten and processed at our main office. Residential mortgage loan applications are also underwritten and processed at our St. Joseph, Michigan loan production office. All loans receive final approval at our main office.
From time to time, we purchase loans from third parties to supplement loan production. In particular, we may purchase loans of a type that are not available, or that are not available with as favorable terms, in our own market area. We generally use the same underwriting standards in evaluating loan purchases as we do in originating loans. During 2015, we purchased $4.1 million of loans, primarily commercial construction and commercial real estate loans, through participations with third-party banks within our market areas. We made no loan purchases during 2014. At December 31, 2015, $5.0 million, or 1.5%, of our loan portfolio consisted of purchased loans with committed availability on construction loans totaling $7.4 million. All of our purchased participation loans were serviced by others.
We may also sell our originated residential mortgage loans in the secondary market. We generally make decisions regarding the amount of loans we wish to sell based on our portfolio size and amortization, interest rate, and/or credit risk management considerations. During 2015, we strategically retained approximately 25%, or $8.8 million, of our originated variable- and fixed-rate residential mortgage loans, with the fixed-rate loans having a maturity of 15 years or less. Of these loans retained in 2015, 66% were variable-rate loans with a weighted average term of 29.2 years and a weighted average rate of 3.97% and 34% were fixed-rate loans with a weighted average term of 14.8 years and a weighted average rate of 3.83%. During 2015, we sold the majority of our fixed-rate residential loan production for long term asset/liability management purposes. When selling residential mortgage loans to the secondary market, we make a decision on servicing residential mortgage loans based on customer preference and adjust the rate accordingly. If a customer wishes for us to service the residential mortgage loan, then we generally sell the loan to Freddie Mac with servicing retained, otherwise we generally sell the residential mortgage loan with servicing released to a private investor. At December 31, 2015, we serviced $58.6 million of loans for others, the majority of which were mortgage loans serviced for Freddie Mac.

In addition, we have occasionally sold participation interests in our large, multi-family and commercial real estate loans in order to diversify our risk. During 2015, we sold $1.7 million in commercial real estate loans as participations to other banks. At December 31, 2015, the balance of multi-family and commercial real estate loan participations sold to third-party banks totaled $4.5 million.

Also during 2015, the Bank began a program to sell participation interests in our mortgage warehouse lines of credit in order to be able to service an increase in the number of mortgage warehouse customers while keeping outstanding balances within our policy guidelines. This program allows us to continue funding our customers’ mortgage business during times of high volume, usually at month end, without exceeding our internal lending capacity guidelines. The program allows us to retain a servicing fee as well as the majority of the fee income associated with our warehouse business.

The following table shows our loan origination, sale, and principal repayment activities during the years indicated.

	For the Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
Total loans at beginning of year	$309,449	$296,912	$317,786
Loans originated:
Commercial:
Commercial and other	8,172	5,051	4,805
Real estate	37,437	8,923	39,927
Five or more family	12,521	12,844	9,649
Construction	6,105	6,297	2,180
Land	7,111	490	795
One- to four-family	35,322	34,934	36,119
Mortgage warehouse	3,633,087	2,195,170	2,287,525
Residential construction:
Construction	3,898	2,718	946
Land	418	—	—
Home equity	7,456	7,608	5,576
Consumer and other	1,301	1,776	2,072
Total loans originated	3,752,828	2,275,811	2,389,594
Loans purchased:
Commercial:
Construction (1)	4,146	—	—
Total loans purchased	4,146	—	—
Loans sold:
Commercial:
Real estate	(1,700)	—	—
Five or more family	—	(2,990)	—
One- to four-family	(24,786)	(25,074)	(30,056)
Total loans sold	(26,486)	(28,064)	(30,056)
Deduct:
Principal repayments	(3,695,056)	(2,235,210)	(2,380,412)
Net loan activity	35,432	12,537	(20,874)
Total loans at end of year (excluding net deferred loan costs)	$344,881	$309,449	$296,912

(1)	Total committed availability on commercial construction loans purchased during 2015 totaled $7.4 million at December 31, 2015.
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
In our collection efforts, we will first attempt to cure any delinquent loan. If a real estate secured loan is placed on nonaccrual status, it will be subject to transfer to the other real estate owned (“OREO”) portfolio (properties acquired through foreclosure or through a deed-in-lieu of foreclosure), upon which our Executive Vice President – Chief Credit Officer will pursue the sale of the real estate. Prior to this transfer, the loan balance may be reduced, with a charge-off against the allowance for loan losses if necessary, to reflect its current market value less estimated costs to sell. Write downs of OREO that occur after the initial transfer from the loan portfolio and costs of holding the property are recorded as other operating expenses, except for significant improvements which are capitalized to the extent that the carrying value does not exceed estimated net realizable value.

Fair values for determining the value of collateral are estimated from various sources, such as real estate and equipment appraisals, financial statements, and any other reliable sources of available information. For those loans deemed to be impaired, the collateral value is reduced for the estimated costs to sell. Reductions of collateral value are based on historical loss experience, current market data, and any other source of reliable information specific to the collateral.
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

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Nonaccrual loans:
Commercial:
Commercial and industrial	$—	$—	$—	$—	$28
Real estate	1,396	825	843	2,642	1,935
Construction	41	—	—	—	—
Land	299	1,577	2,748	2,985	2,800
Total commercial loans	1,736	2,402	3,591	5,627	4,763
One- to four-family	590	1,252	1,044	1,831	1,325
Home equity	23	7	43	53	14
Consumer and other	—	—	3	5	8
Total nonaccruing troubled debt restructured loans (1)	—	762	227	842	254
Total nonaccrual loans	2,349	4,423	4,908	8,358	6,364
Loans greater than 90 days delinquent and still accruing	—	—	—	—	—
Total nonperforming loans	2,349	4,423	4,908	8,358	6,364
Foreclosed assets:
Commercial:
Real estate	72	67	646	384	365
Land	1,789	512	205	305	390
Total commercial loans	1,861	579	851	689	755
One- to four-family	339	25	281	133	140
Residential land	—	45	56	80	117
Total foreclosed assets	2,200	649	1,188	902	1,012
Total nonperforming assets	$4,549	$5,072	$6,096	$9,260	$7,376

Total accruing troubled debt restructured loans (2)	$1,720	$5,873	$1,949	$—	$—

Ratios:
Nonperforming loans to total loans	0.68%	1.43%	1.65%	2.63%	2.13%
Nonperforming assets to total assets	0.84	0.98	1.16	1.88	1.55

(1)
At December 31, 2014, $682,000 of one- to four-family residential loans, $53,000 commercial real estate loans, and $27,000 commercial loans were classified as nonaccruing troubled debt restructured loans.

(2)
At December 31, 2015, $1.2 million of commercial real estate loans, $489,000 of one- to four-family loans, and $74,000 of home equity loans were classified as accruing troubled debt restructured loans. At December 31, 2014, $3.7 million of five or more family loans, $2.1 million of commercial real estate loans, $56,000 of one- to four-family loans, and $25,000 of consumer and other loans were classified as accruing troubled debt restructured loans.

Total nonperforming loans decreased $2.1 million, or 46.9%, to $2.3 million at December 31, 2015 compared to $4.4 million at December 31, 2014. The decrease in nonperforming loans was primarily due to the fourth quarter 2015 transfer to other real estate owned of a $1.9 million commercial real estate and commercial land relationship upon the final settlement of the borrower’s bankruptcy through an auction. In addition to the properties held as collateral, the Bank also had judgment liens on unencumbered properties owned by the borrower. As such, those properties were also transferred to other real estate owned through the settlement, the fair value of which was more than the estimated losses on the fair value of the properties held as collateral. Thus, the Bank did not record any charge-offs related to the transfer. The Bank also transferred to other real estate owned a commercial and industrial and commercial real estate relationship totaling $80,000, a commercial real estate lending relationship totaling $46,000, and two residential mortgage relationships totaling $391,000. In addition, seven residential mortgage relationships totaling $935,000 were transferred back to accrual status, and the Bank received $124,000 in payments and payoffs of other nonperforming loans. These decreases were partially offset by loans being transferred to nonaccrual status during the year ended 2015, including a commercial real estate lending relationship totaling $1.3 million, which required a specific reserve of $665,000. Also, two residential mortgage relationships totaling $207,000, one commercial real estate relationship totaling $80,000, and two home equity relationships were transferred to nonaccrual status during 2015. All of the Company’s nonaccruing troubled debt restructurings were transferred to accrual status during 2015 due to continued repayment in accordance with the terms of the agreements.
For the year ended December 31, 2015, contractual gross interest income of $285,000 would have been recorded on non-performing loans if those loans had been current in accordance with their original terms and been outstanding throughout the year or since origination. For the year ended December 31, 2015, gross interest income that was recorded related to such non-performing loans totaled $6,000.
Troubled Debt Restructured Loans. A loan is considered a troubled debt restructuring if the borrower is experiencing financial difficulties and we grant a concession to the borrower. According to our current loan policy, commercial loans and one- to four-family residential loans with a risk grade of five or higher which are in the process of being renewed, refinanced, modified, or the borrower is requesting a payment extension, the Loan Officer, Executive Vice President, and either the President/Chief Financial Officer or Chief Accounting Officer will review the request to determine if the loan should be considered a troubled debt restructuring. All other borrower-requested modifications are reviewed by the Executive Vice President – Chief Credit Officer to determine if the loan should be considered a troubled debt restructuring. The Finance Department may also be consulted when determining whether a loan should be considered a troubled debt restructuring. These loans may also be reviewed by the Officer Loan Committee. At December 31, 2015 and 2014, we had $1.7 million and $6.6 million, respectively, in loans classified as troubled debt restructurings. All of the total troubled debt restructurings at December 31, 2015 were performing in accordance with their revised agreements and included $1.2 million of commercial real estate loans, $489,000 of one- to four-family residential loans, and $74,000 of home equity loans.
For the year ended December 31, 2015 and 2014, gross interest income that would have been recorded had our nonperforming troubled debt restructurings been current in accordance with their original terms was $11,000 and $18,000, respectively. For the years ended December 31, 2015 and 2014, we recorded $2,000 and $0 in gross interest income, respectively, related to our nonperforming troubled debt restructurings.
Delinquencies and Problem Assets. After a real estate secured loan becomes 15 days late, or 10 days for consumer and commercial loans, we deliver a computer generated late charge notice to the borrower and will attempt to contact the borrower by telephone to make payment arrangements. We attempt to make satisfactory arrangements to bring the account current, including interviewing the borrower, until the loan is brought current or a determination is made to recommend foreclosure, deed-in-lieu of foreclosure, or other appropriate action. After a loan becomes delinquent between 20 and 30 days or more, we will generally refer the matter to the Management Collections Committee, comprised of the Executive Vice President – Chief Credit Officer and the Collections Manager, which may authorize legal counsel to commence foreclosure proceedings.
All delinquent loans are reviewed on a regular basis and such loans are placed on nonaccrual status when they become more than 90 days delinquent, except for matured loans in which full payment of principal and interest is expected. When loans are placed on nonaccrual status, unpaid accrued interest for the current year is reversed from interest income and any prior year unpaid accrued interest is charged-off against the allowance for loan losses. Further income is recognized only to the extent received, if there is no risk of loss of principal, in which case all payments are applied to principal.

The following table sets forth certain information with respect to our loan portfolio delinquencies by type and amount at the years indicated. None of our mortgage warehouse loans have been delinquent at the years indicated.

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2015:
Commercial:
Real estate	2	$1,282	—	$—	1	$102	3	$1,384
Five or more family	1	20	—	—	—	—	1	20
Construction	1	41	—	—	—	—	1	41
Total commercial	4	1,343	—	—	1	102	5	1,445
One- to four-family	3	176	—	—	7	495	10	671
Home equity	—	—	—	—	2	8	2	8
Total	7	$1,519	—	$—	10	$605	17	$2,124

At December 31, 2014:
Commercial:
Commercial and industrial	—	$—	—	$—	1	$27	1	$27
Real estate	1	72	—	—	6	822	7	894
Land	—	—	—	—	4	1,216	4	1,216
Total commercial	1	72	—	—	11	2,065	12	2,137
One- to four-family	5	454	2	203	8	920	15	1,577
Home equity	—	—	1	73	2	7	3	80
Consumer and other	2	19	—	—	—	—	2	19
Total	8	$545	3	$276	21	$2,992	32	$3,813

At December 31, 2013:
Commercial:
Commercial and industrial	1	$2	—	$—	1	$27	2	$29
Real estate	7	2,377	—	—	5	874	12	3,251
Five or more family	2	76	—	—	—	—	2	76
Land	—	—	—	—	5	2,317	5	2,317
Total commercial	10	2,455	—	—	11	3,218	21	5,673
One- to four-family	11	640	1	7	11	1,161	23	1,808
Home equity	1	4	—	—	2	12	3	16
Consumer and other	3	176	—	—	3	3	6	179
Total	25	$3,275	1	$7	27	$4,394	53	$7,676

	Loans Delinquent For
	30-59 Days		60-89 Days		90 Days and Over		Total
	Number	Amount	Number	Amount	Number	Amount	Number	Amount
	(Dollars in thousands)
At December 31, 2012:
Commercial:
Commercial and industrial	3	$66	—	$—	—	$—	3	$66
Real estate	5	1,019	1	24	14	2,642	20	3,685
Land	—	—	1	109	5	2,494	6	2,603
Total commercial	8	1,085	2	133	19	5,136	29	6,354
One- to four-family	11	524	3	283	12	1,469	26	2,276
Home equity	2	21	—	—	2	25	4	46
Consumer and other	3	13	—	—	3	5	6	18
Total	24	$1,643	5	$416	36	$6,635	65	$8,694

At December 31, 2011:
Commercial:
Commercial and industrial	—	$—	—	$—	2	$28	2	$28
Real estate	3	1,058	2	127	9	1,589	14	2,774
Five or more family	1	43	—	—	—	—	1	43
Land	1	216	—	—	3	2,248	4	2,464
Total commercial	5	1,317	2	127	14	3,865	21	5,309
One- to four-family	14	1,292	1	55	9	1,115	24	2,462
Home equity	—	—	—	—	1	14	1	14
Consumer and other	3	27	1	14	3	8	7	49
Total	22	$2,636	4	$196	27	$5,002	53	$7,834
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

On the basis of this review of our assets, we had classified or identified as special mention the following assets as of the date indicated:

	At December 31,
	2015	2014	2013
	(Dollars in thousands)
Special mention	$3,488	$1,958	$7,995
Substandard	4,081	13,656	13,098
Doubtful	—	20	23
Loss	—	—	—
Total classified and special mention assets	$7,569	$15,634	$21,116
On the basis of management’s review of our assets, at December 31, 2015, we identified approximately $3.5 million special mention loans and classified $4.1 million as substandard. Special mention loans increased $1.5 million at December 31, 2015 when compared to December 31, 2014 as two relationships totaling $2.2 million were upgraded from substandard due to improving financial performance and two relationships totaling $1.0 million were downgraded based upon deteriorating financial performance and analysis of the borrowers. These increases were partially offset by the 2015 payoff of one relationship totaling $500,000 and the upgrade to a pass credit rating of three relationships totaling $969,000. Substandard loans decreased $9.6 million at December 31, 2015 when compared to December 31, 2014 primarily due to the aforementioned upgrades, transfers to other real estate owned totaling $2.4 million, and payoffs and principal paydowns received totaling $2.1 million during 2015. These decreases were partially offset by eight relationships totaling $2.0 million being classified as substandard during 2015.
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
Pursuant to the terms of the Merger Agreement, we must not maintain an allowance for loan losses which is not adequate in all material respects under the requirements of GAAP to provide for possible losses, net of recoveries, relating to loans previously charged off, and on loans and leases outstanding, without the consent of Horizon. Horizon has agreed not to unreasonably withhold such consent.

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

	At or For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance at beginning of year	$3,595	$3,905	$4,308	$3,772	$3,943
Charge-offs:
Commercial:
Commercial and industrial	—	—	—	(13)	—
Real estate	(20)	—	(103)	(370)	(1,057)
Construction	—	—	—	—	—
Land	—	—	(102)	—	(27)
Total commercial	(20)	—	(205)	(383)	(1,084)
One- to four-family	(78)	(159)	(190)	(84)	(132)
Home equity	(18)	(12)	(22)	(35)	(52)
Consumer and other	(122)	(30)	(26)	(67)	(62)
Total charge-offs	(238)	(201)	(443)	(569)	(1,330)
Recoveries:
Commercial:
Commercial and industrial	1	—	—	38	—
Real estate	—	—	—	8	—
Total commercial	1	—	—	46	—
One- to four-family	—	21	19	2	—
Home equity	1	5	—	1	2
Consumer and other	20	15	15	19	20
Total recoveries	22	41	34	68	22
Net charge-offs	(216)	(160)	(409)	(501)	(1,308)
Provision (credit) for loan losses	255	(150)	6	1,037	1,137
Balance at end of year	$3,634	$3,595	$3,905	$4,308	$3,772
Ratios:
Net charge-offs to average loans outstanding	0.07%	0.06%	0.15%	0.17%	0.50%
Allowance for loan losses to nonperforming loans	154.70	81.28	79.56	51.54	59.27
Allowance for loan losses to total loans	1.05	1.16	1.31	1.35	1.26

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

	At December 31,
	2015			2014
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial:
Commercial and industrial	$55	$18,117	5.25%	$49	$17,415	5.63%
Real estate	1,832	92,300	26.76	1,379	75,263	24.32
Five or more family	119	22,692	6.58	111	16,486	5.33
Construction	87	11,082	3.21	10	2,322	0.75
Land	347	10,639	3.08	567	6,826	2.20
Total commercial	2,440	154,830	44.88	2,116	118,312	38.23
One- to four-family	591	40,478	11.74	676	39,317	12.71
Mortgage warehouse	460	128,902	37.38	654	132,636	42.86
Residential construction:
Construction	4	2,423	0.70	4	1,472	0.48
Land	—	878	0.26	—	192	0.06
Total residential construction	4	3,301	0.96	4	1,664	0.54
Home equity	93	13,990	4.06	90	13,195	4.26
Consumer and other	46	3,380	0.98	55	4,325	1.40
Total loans (excluding net deferred loan costs)	$3,634	$344,881	100.00%	$3,595	$309,449	100.00%

	At December 31,
	2013			2012
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial:
Commercial and industrial	$69	$17,640	5.94%	$74	$20,179	6.35%
Real estate	1,747	83,782	28.22	1,867	79,816	25.12
Five or more family	218	15,402	5.19	279	14,284	4.49
Construction	73	3,949	1.33	35	1,793	0.56
Land	618	8,149	2.74	876	8,490	2.67
Total commercial	2,725	128,922	43.42	3,131	124,562	39.20
One- to four-family	458	35,438	11.93	401	36,996	11.64
Mortgage warehouse	508	115,443	38.88	601	137,467	43.26
Residential construction:
Construction	—	503	0.17	1	1,108	0.35
Land	—	289	0.10	1	367	0.12
Total residential construction	—	792	0.27	2	1,475	0.46
Home equity	111	11,397	3.84	130	12,267	3.86
Consumer and other	83	4,920	1.66	43	5,019	1.58
Unallocated	20	—	—	—	—	1.58
Total loans (excluding net deferred loan costs)	$3,905	$296,912	100.00%	$4,308	$317,786	100.00%

	At December 31, 2011
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Commercial:
Commercial and industrial	$223	$18,017	6.03%
Real estate	1,868	80,430	26.90
Five or more family	422	17,719	5.93
Construction	28	1,175	0.39
Land	233	9,218	3.08
Total commercial	2,774	126,559	42.33
One- to four-family	374	45,576	15.25
Mortgage warehouse	393	103,864	34.74
Residential construction:
Construction	3	2,631	0.88
Land	—	416	0.14
Total residential construction	3	3,047	1.02
Home equity	119	12,966	4.34
Consumer and other	109	6,942	2.32
Total loans (excluding net deferred loan costs)	$3,772	$298,954	100.00%

Securities Activities
Our securities investment policy was established by our Board of Directors. This policy dictates that investment decisions be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management strategy.
Our investment policy is reviewed annually by our Board of Directors, and all policy changes recommended by management must be approved by the Board. Authority to make investments under the approved guidelines are delegated to appropriate officers. While general investment strategies are developed and authorized by the Board, the execution of specific actions with respect to securities held by the Bank rests with the Chief Executive Officer and the President and Chief Financial Officer who are authorized to execute investment transactions with respect to securities held by the Bank within the scope of the established investment policy.
Pursuant to the terms of the Merger Agreement, and except as consistent with past practice, we are generally limited in (1) purchasing any investment security that exceeds $2.0 million individually; (2) purchasing any security other than U.S. Treasury or other governmental obligations having an average remaining life of three years or less; or (3) selling any investment security other than sales made in the ordinary course of business, without the consent of Horizon. Horizon has agreed not to unreasonably withhold such consent.
We have retained an independent financial institution to provide us with portfolio accounting services related to our securities portfolio, including a monthly portfolio performance analysis. These reports, together with another quarterly third-party review, are reviewed by management in making investment decisions. The Asset/Liability Management Committee and the Board of Directors review a summary of these reports on a monthly basis. We also use this financial institution along with other third-party brokers to effect security purchases and sales.
The Bank’s wholly-owned subsidiary, LSB Investments, Inc., a Nevada corporation (“LSB Investments”), holds a significant portion of the Bank’s investment securities. These securities consist primarily of mortgage-backed securities, municipal bonds, agency securities, and interest-earning time deposits. At December 31, 2015, the fair value of such securities held by LSB Investments was $62.0 million. In addition, at December 31, 2015, $6.9 million of interest-earning time deposits were also held by LSB Investments. Because LSB Investments is located in Nevada and makes decisions independently from the Bank, the earnings attributable on such securities are not taxable to us for Indiana state income tax purposes. Investment decisions with respect to LSB Investments are made by a third-party company based in Nevada, The Key State Companies, who have performed such services for over 20 years for other financial institutions. In general, The Key State Companies utilize investment guidelines similar to ours. The Board of Directors of LSB Investments consists of two employees of The LaPorte Savings Bank and one employee of The Key State Companies to ensure effective oversight.
Our current investment policy generally permits security investments in debt securities issued by the U.S. government and its agencies, municipal bonds, and corporate debt obligations, as well as investments in common stock of the Federal Home Loan Bank of Indianapolis. The policy permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac, Ginnie Mae, and the U.S. Small Business Administration. In addition, we may invest in Collateralized Mortgage Obligations (“CMOs”), Real Estate Mortgage Investment Conduits (“REMICs”) and other mortgage-related products, corporate debt, interest-earning time deposits, and Community Reinvestment Act Qualified Investment Funds. The Company has established guidelines and limitations in certain sectors of the securities portfolio and any exceptions are reported to the Board of Directors. At December 31, 2015, there were no exceptions to these guidelines and limitations to report.
Our investment policy outlines the pre-purchase analysis, credit, and interest rate risk assessment guidelines and due diligence documentation required for all permissible investments. In addition, our policy requires management to routinely monitor the investment portfolio as well as the markets for changes which may have a material, negative impact on the credit of our holdings. We engage an independent third-party to review municipal and corporate securities annually.
At the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading, depending on our ability and intent. Securities available-for-sale or trading are reported at fair value, while securities held-to-maturity are reported at amortized cost. At December 31, 2015, all of our securities are classified as available-for-sale.
Some of the securities we hold are callable by the issuer. Although these securities may have a yield somewhat higher than the yield of similar securities without such features, these securities are subject to the risk that they may be redeemed by the issuer prior to maturing in the event general interest rates decline. At December 31, 2015, we had $34.1 million of securities which were subject to redemption by the issuer prior to their stated maturity.

We invest in state and municipal securities partly due to their attractive after tax yields. Permissible municipal investments include both general obligation and revenue issues which are rated in one of the four highest rating categories by a nationally recognized statistical rating organization and for which a pre-purchase safety and soundness banking assessment is completed. Investment in local, state non-rated municipal securities are considered only after the creditworthiness of the issuer has been analyzed and determined to be a prudent, safe, and sound investment as outlined in our investment policy. We also invest in taxable municipal securities. At December 31, 2015, we held $4.0 million in taxable municipal securities.
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
Collateralized mortgage obligations are also backed by mortgages; however, they differ from mortgage-backed securities because the principal and interest payments of the underlying mortgages are financially engineered to be paid to the security holders of pre-determined classes or tranches of these securities at a faster or slower pace. The receipt of these principal and interest payments, which depends on the proposed average life for each class, is contingent on a prepayment speed assumption assigned to the underlying mortgages. Variances between the assumed payment speed and actual payments can significantly alter the average lives of such securities. To quantify and mitigate this risk, we undertake a high level of payment analysis before purchasing these securities. We invest in collateralized mortgage obligations classes or tranches in which the payments on the underlying mortgages are passed along at a pace fast enough to provide an average life of two to five years with no change in market interest rates. At December 31, 2015, our collateralized mortgage obligations portfolio had a fair value of $41.8 million and were issued by either a U.S. government-sponsored enterprise or the U.S. Small Business Administration.
We hold Federal Home Loan Bank of Indianapolis (“FHLB”) common stock to qualify for membership in the Federal Home Loan Bank System and to be eligible to borrow funds under the FHLB advance program. There is no trading market for FHLB stock. The aggregate carrying value of our investment in FHLB stock at December 31, 2015 was $4.0 million based on its par value. No unrealized gains or losses have been recorded because we have determined that the par value of the FHLB stock represents its carrying value. However, there can be no assurance that the value of this stock will not decline in the future.
We review equity and debt securities with significant declines in fair value on a periodic basis to determine whether they should be considered temporarily or other than temporarily impaired. In making these determinations, management considers: (1) the length of time and extent that fair value has been less than cost; (2) the financial condition and near term prospects of the issuer; (3) whether the market decline was affected by macroeconomic conditions; and (4) our intent not to sell the security and whether it is more likely than not that we will be required to sell the debt security before its anticipated recovery. For fixed maturity investments with unrealized losses due to interest rates where it is not more likely than not that we will be required to sell the debt security before its anticipated recovery, declines in value below cost are not assumed to be other than temporary. If a decline in the fair value of a security is determined to be other than temporary, the amount of impairment is split into two components as follows: (1) the portion of the other than temporary impairment that is related to credit loss, which must be recognized in the income statement, and (2) the portion of the other than temporary impairment related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows to be expected to be collected and the amortized cost basis. There were no charges related to other than temporary impairment on securities held by us during the years ended December 31, 2015 and 2014.

All of our securities are classified as available-for-sale. The following table sets forth the composition of our investment securities portfolio at the dates indicated.

	At December 31,
	2015		2014		2013
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Securities available-for-sale:
U.S. Treasury and federal agency	$9,442	$9,372	$7,447	$7,395	$6,249	$6,150
State and municipal	50,020	52,400	54,298	56,847	54,892	55,723
Mortgage-backed securities—residential	17,671	17,696	27,391	27,488	28,197	27,938
Government agency sponsored collateralized mortgage obligations	42,376	41,836	63,140	62,530	74,417	72,311
Corporate debt securities	1,000	939	1,000	963	2,121	2,150
Total securities available-for-sale	$120,509	$122,243	$153,276	$155,223	$165,876	$164,272
At December 31, 2015, all of our mortgage-backed securities were issued by U.S. government-sponsored enterprises and all of our collateralized mortgage obligations were issued by either U.S. government-sponsored enterprises or the U.S. Small Business Administration.
At December 31, 2015, we had no investments in a single entity (other than U.S. government or agency sponsored securities) that had an aggregate book value in excess of 10% of our shareholders’ equity.
The composition and contractual maturities of the investment securities portfolio at December 31, 2015 are summarized in the following table. Mortgage-backed securities are anticipated to be repaid in advance of their contractual maturities as a result of projected mortgage loan prepayments. In addition, under the structure of some of our collateralized mortgage obligations, the short- and intermediate-tranche interests have repayment priority over the longer term tranches of the same underlying mortgage pool. As previously mentioned, some of our securities are callable at the option of the issuer.

	One Year or Less		More than One Year through Five Years		More than Five Years through Ten Years		More than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Fair Value	Weighted Average Yield
	(Dollars in thousands)
Securities available-for-sale:
U.S. federal agency	$—	—%	$8,442	1.60%	$1,000	1.75%	$—	—%	$9,442	$9,372	1.62%
State and municipal	641	3.97	11,642	2.41	26,438	3.08	11,299	4.49	50,020	52,400	3.25
Mortgage- backed securities—residential	—	—	—	—	1,292	2.39	16,379	1.92	17,671	17,696	1.95
Government agency sponsored collateralized mortgage obligations	—	—	1,288	2.56	5,307	2.25	35,781	1.87	42,376	41,836	2.00
Corporate debt securities	—	—	—	—	1,000	2.00	—	—	1,000	939	1.94
Total securities available-for-sale	$641	3.97%	$21,372	2.10%	$35,037	2.86%	$63,459	2.35%	$120,509	$122,243	2.46%

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
At December 31, 2015, our deposits totaled $391.0 million. Noninterest bearing demand deposits totaled $62.0 million. Interest-bearing transaction accounts, which include money market, NOW, and savings deposits totaled $230.2 million at December 31, 2015. We also had a total of $98.8 million in certificates of deposit and IRAs at December 31, 2015.
At December 31, 2015, our money market and NOW accounts increased $48.5 million, or 41.8%, to $164.4 million from $116.0 million at December 31, 2014. We monitor activity in these liquid accounts and, based on our historical experience and our current pricing strategy, we believe we will maintain a large portion of these accounts in the near future. A significant portion of these deposits are public fund deposits, which may be withdrawn with little notice, totaling $84.1 million at December 31, 2015, which is an increase of $24.2 million from December 31, 2014. The increase in public funds was primarily due to three new public fund accounts from the communities we serve that were opened during 2015. During 2015, we also created the mortgage warehouse participation program. As part of that program, the third-party financial institutions maintain an interest bearing NOW account in our bank to provide the liquidity for funding their mortgage warehouse participation balances. At the end of December 31, 2015, these participant-related accounts totaled $14.1 million, which could be used to fund future mortgage warehouse loans.
Our deposits are obtained predominantly from the areas in which our branch offices are located. We rely on our favorable locations, customer service, and competitive pricing to attract and retain these deposits. While we accept certificates of deposit in excess of $100,000 for which we may provide preferential rates, we generally do not solicit such deposits as they are more difficult to retain than core deposits. At December 31, 2015, we held $22.4 million in brokered certificates of deposits through the Certificate of Deposit Registry Service (“CDARS”) program and pre-approved brokers. We utilize these deposits as a short term funding source for our mortgage warehouse loans. At December 31, 2015, all of our brokered certificates of deposit were purchased through CDARS.
The following table sets forth the distribution of total deposit accounts, by account type, at and for the dates indicated.

	At or for the Year Ended December 31,
	2015				2014
	Average Balance	Balance	Percent	Weighted Average Rate	Average Balance	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$58,690	$62,020	15.86%	—%	$53,263	$53,030	15.56%	—%
Money market/NOW accounts	126,129	164,433	42.06	0.31	121,463	115,960	34.03	0.31
Regular savings	64,702	65,747	16.82	0.06	63,387	62,331	18.29	0.06
Total transaction accounts	249,521	292,200	74.74	0.17	238,113	231,321	67.88	0.15
CDs and IRAs	102,046	98,759	25.26	0.89	107,367	109,447	32.12	0.82
Total deposits	$351,567	$390,959	100.00%	0.37%	$345,480	$340,768	100.00%	0.38%

	At or for the Year Ended December 31, 2013
	Average Balance	Balance	Percent	Weighted Average Rate
	(Dollars in thousands)
Noninterest-bearing demand	$50,686	$51,017	14.71%	—%
Money market/NOW accounts	117,334	116,830	33.70	0.13
Regular savings	59,286	61,076	17.62	0.06
Total transaction accounts	227,306	228,923	66.03	0.07
CDs and IRAs	112,436	117,778	33.97	1.16
Total deposits	$339,742	$346,701	100.00%	0.45%

As of December 31, 2015, the aggregate amount of our outstanding time certificates in amounts greater than or equal to $100,000 was approximately $43.6 million. The following table sets forth the maturity of these certificates as of December 31, 2015.

December 31, 2015
(Dollars in thousands)
Three months or less	$14,530
Over three months through six months	1,794
Over six months through one year	2,585
Over one year	24,714
Total	$43,623
Borrowings
From time to time we utilize short-term borrowings to fund loan demand, primarily mortgage warehouse demand. We have also used borrowings when market conditions permit us to purchase securities of a similar duration in order to increase our net interest income by the amount of the spread between the asset yield and the borrowing cost. Finally, from time to time, we have obtained advances with terms of three years or more to extend the term of our liabilities.
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
The Company’s available line of credit with the FHLB was $99.5 million at December 31, 2015, of which $55.0 million in FHLB advances were outstanding. The Company actively utilizes its borrowing capacity with the FHLB to manage liquidity and to provide a funding alternative to time deposits, if the FHLB’s rates and terms are more favorable. The Company reduced its total borrowing at December 31, 2015 due to the temporary increases in public funds and mortgage warehouse participant deposit balances.
The advances from the FHLB can have maturities from overnight to multiple years. At December 31, 2015, $30.0 million of these advances were due within one year and $25.0 million had maturities greater than a year. At December 31, 2015, $10.0 million of the FHLB advances were variable-rate and swapped for a fixed rate of 3.69% as part of our interest rate swap strategy. This advance will mature in July 2016. The remaining $45.0 million in FHLB advances were at fixed rates, of which $20.0 million was also part of our interest rate swap strategy.
The Company had additional securities and certain approved real estate loans available to pledge as collateral in order to increase our lines of credit with the FHLB. At December 31, 2015, we had $79.2 million in unpledged securities available-for-sale. Based upon the Board resolution amount at December 31, 2015, we had access to additional FHLB advances of up to $44.5 million. At December 31, 2014, we had access to additional FHLB advances based upon our level of FHLB stock ownership of up to $952,000.
The Company has an accommodation from First Tennessee Bank National Association (“FTN”) to borrow federal funds up to $15.0 million. This federal funds accommodation is not a confirmed line or loan, and FTN may cancel such accommodation at any time, in whole or in part, without cause or notice, in its sole discretion. At December 31, 2015, the Company did not have an outstanding balance on this line.
The Company also has an agreement with Zions First National Bank (“Zions”) for an unsecured line of credit to borrow federal funds up to $9.0 million. This line of credit was established at the discretion of Zions and may be terminated at any time in its sole discretion. At December 31, 2015, the Company did not have an outstanding balance on this line.
Pursuant to the terms of the Merger Agreement, and except for actions consistent with past practice in the ordinary course of business, generally the Company may not incur short-term FHLB advances or borrow any money or incur any similar indebtedness in an aggregate amount exceeding $100,000, without the consent of Horizon. Horizon has agreed not to unreasonably withhold such consent.

The following table sets forth information concerning balances and interest rates on our borrowings at the dates and for the periods indicated. For additional information, see Notes 10 and 11 of the Notes to our Consolidated Financial Statements.

	At or For the Years Ended December 31,
	2015	2014	2013
	(Dollars in thousands)
FHLB Advances:
Balance at end of year	$55,000	$84,919	$86,777
Average balance during year	68,311	72,911	50,097
Maximum outstanding at any month end	91,957	84,992	86,777
Weighted average interest rate at end of year	0.92%	0.87%	0.77%
Average interest rate during year	1.81	1.60	1.93
FTN Borrowings:
Balance at end of year	$—	$—	$—
Average balance during year	30	45	—
Maximum outstanding at any month end	10,918	4,200	—
Weighted average interest rate at end of year	—%	—%	—%
Average interest rate during year	1.01	1.02	—
Zions Bank Advance:
Balance at end of year	$—	$—	$2,415
Average balance during year	910	660	642
Maximum outstanding at any month end	8,990	8,995	8,200
Weighted average interest rate at end of year	—%	—%	0.41%
Average interest rate during year	0.42	0.40	0.47
In 2007, the Company assumed subordinated debentures as a result of the City Savings Financial Corporation acquisition. In 2003, City Savings Financial Corporation formed the City Savings Bank Statutory Trust I (the “Trust”) and the trust issued 5,000 floating Trust Preferred Securities (the “Securities”) with a liquidation amount of $1,000 per preferred security in a private placement to an offshore entity for an aggregate offering price of $5,000,000. The proceeds of the $5,000,000 were used by the Trust to purchase $5,155,000 in Floating Rate Subordinated Debentures (the “Debentures”) from City Savings Financial Corporation. The Debentures and Securities have a term of 30 years and carry an interest rate adjusted quarterly of three month LIBOR plus 3.10%. At December 31, 2015, this rate was 3.70%.
In February 2010, The LaPorte Savings Bank executed two interest rate swaps against $15.0 million in maturing FHLB advances. The first interest rate swap was against a $10.0 million adjustable rate advance tied to the three month LIBOR plus 0.25% for six years at an effective fixed rate of 3.69% and began in July 2010 and will mature in July 2016. The second interest rate swap was against a $5.0 million adjustable rate advance tied to the three month LIBOR plus 0.22% for five years with an effective fixed rate of 3.54% and began in September 2010 and matured in September 2015.
In August 2014, the Company executed three forward starting interest rate swaps with notional amounts totaling $30.0 million of maturing FHLB advances. The notional amount of each of these interest rate swaps was $10.0 million against adjustable rate FHLB advances tied to the one month LIBOR. The first interest rate swap began in March 2015 for five years with an effective fixed rate of 2.085%. The second interest rate swap began in June 2015 for five years with an effective fixed rate of 2.228%. The third interest rate swap began March 15, 2016 for five years with an effective fixed rate of 2.618%
Subsidiary Activities
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
The LaPorte Savings Bank has one subsidiary, LSB Investments, Inc. During 2013, the Company established LSB Real Estate, Inc. which is a subsidiary of LSB Investments, Inc. LSB Real Estate, Inc. invests primarily in loans originated by The LaPorte Savings Bank which are secured by residential or commercial real estate properties.

Employees
As of December 31, 2015, we had 100 full-time employees and 19 part-time employees. Our employees are not represented by any collective bargaining group. Management believes that we have good working relations with our employees.
SUPERVISION AND REGULATION
General
The LaPorte Savings Bank is an Indiana-chartered savings bank that is regulated, examined, and supervised by the Indiana Department of Financial Institutions and the Federal Deposit Insurance Corporation (the “FDIC”). This regulation and supervision establishes a comprehensive framework of activities in which an institution may engage and is intended primarily for the protection of the FDIC’s deposit insurance fund and depositors, and not for the protection of security holders. Under this system of state and federal regulation, financial institutions are periodically examined to ensure that they satisfy applicable standards with respect to their capital adequacy, assets, management, earnings, liquidity and sensitivity to market interest rates. The Bank is also regulated to a lesser extent by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”) governing reserves to be maintained against deposits and other matters. The FDIC and the Indiana Department of Financial Institutions examine the Bank and prepares reports for the consideration of its Board of Directors on any operating deficiencies. The Bank’s relationship with its depositors and borrowers also is regulated to a great extent by federal law and, to a much lesser extent, state law, especially in matters concerning the ownership of deposit accounts and the form and content of the Bank’s loan documents. The Bank is also a member of and owns stock in the Federal Home Loan Bank of Indianapolis, which is one of the twelve regional banks in the Federal Home Loan Bank System.
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
The Dodd-Frank Act also created a new Consumer Financial Protection Bureau (“CFPB”) with expansive powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, such as the Bank, continue to be examined by their applicable federal bank regulators for compliance with such regulations. In addition, the Consumer Financial Protection Bureau has finalized a rule implementing the “Ability to Pay” requirements of the Dodd-Frank Act.  The regulations generally require creditors to make a reasonable, good faith determination as to a borrower’s ability to repay most residential mortgage loans. The final rule establishes a safe harbor for certain “Qualified Mortgages,” which contain certain features deemed less risky and omit certain other characteristics considered to enhance risk. The Ability to Repay final rules were effective January 1, 2014. In addition, on October 3, 2015, the new TILA-RESPA Integrated Disclosure (TRID) rules for mortgage closings took effect for new loan applications. These new loan forms may have the effect of lengthening the time it takes to approve mortgage loans in the short term following implementation of the rule. The legislation gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The Dodd-Frank Act also broadened the base for FDIC assessments for deposit insurance and permanently increased the maximum amount of deposit insurance to $250,000. The legislation also, among other things, required originators of certain securitized loans to retain a portion of the credit risk, stipulates regulatory rate-setting for certain debit card interchange fees, repealed restrictions on the payment of interest on commercial demand deposits and contained a number of reforms related to mortgage originations. The Dodd-Frank Act increased shareholder influence over boards of directors by requiring companies to give shareholders a non-binding vote on executive compensation and so-called “golden parachute” payments.
The legislation also directed the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to company executives, regardless of whether the company is publicly traded or not.
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
Loans-to-One-Borrower
We generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of our unimpaired capital and unimpaired surplus. An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain financial instruments and bullion, but generally does not include real estate. As of December 31, 2015, we were in compliance with our loans-to-one-borrower limitations.

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
Capital Requirements
Federal regulations require FDIC-insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets of 8%, and a 4% Tier 1 capital to total assets leverage ratio. The existing capital requirements were effective January 1, 2015 and are the result of a final rule implementing regulatory amendments based on recommendations of the Basel Committee on Banking Supervision and certain requirements of the Dodd-Frank Act.
For purposes of the regulatory capital requirements, common equity Tier 1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock, and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and, for institutions that have exercised an opt-out election regarding the treatment of Accumulated Other Comprehensive Income (“AOCI”), up to 45% of net unrealized gains on available-for-sale equity securities with readily determinable fair market values. Institutions that have not exercised the AOCI opt-out have AOCI incorporated into common equity Tier 1 capital (including unrealized gains and losses on available-for-sale-securities). Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations.
In determining the amount of risk-weighted assets for purposes of calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. For example, a risk weight of 0% is assigned to cash and U.S. government securities, a risk weight of 50% is generally assigned to prudently underwritten first lien one to four- family residential mortgages, a risk weight of 100% is assigned to commercial and consumer loans, a risk weight of 150% is assigned to certain past due loans, and a risk weight of between 0% and 600% is assigned to permissible equity interests, depending on certain specified factors.
In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted asset above the amount necessary to meet its minimum risk-based capital requirements. The capital conservation buffer requirement is being phased in beginning January 1, 2016 at 0.625% of risk-weighted assets and increasing each year until fully implemented at 2.5% on January 1, 2019.
In assessing an institution’s capital adequacy, the FDIC takes into consideration, not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.
At December 31, 2015, the Bank met each of its capital requirements.

Prompt Corrective Regulatory Action
Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. The applicable FDIC regulations were amended to incorporate the previously mentioned increased regulatory capital standards that were effective January 1, 2015. Under the amended regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.
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

Our authority to extend credit to executive officers, directors and 10% or greater shareholders (“insiders”), as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, the Federal Reserve Board’s Regulation O. Among other things, loans to insiders must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment. There is an exception for bank-wide lending programs that do not discriminate in favor of insiders. Regulation O also places individual and aggregate limits on the amount of loans that may be made to insiders based, in part, on the institution’s capital position, and requires that certain prior board approval procedures be followed. Extensions of credit to executive officers are subject to additional restrictions on the types and amounts of loans that may be made. At December 31, 2015, we were in compliance with these regulations.
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
In addition to the FDIC assessments, the Financing Corporation is authorized to impose and collect, through the FDIC, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2015, the annualized Financing Corporation assessment was equal to 0.60 of a basis point of total assets less tangible capital.
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
To be regulated as a savings and loan holding company by the Federal Reserve Board, we are required to satisfy a qualified thrift lender (“QTL”) test, under which we either must qualify as a “domestic building and loan” association as defined by the Internal Revenue Code or maintain at least 65% of our “portfolio assets” in “qualified thrift investments.” “Qualified thrift investments” consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets and the value of property used to conduct business. A savings institution that fails the QTL test must operate under specified restrictions. The Dodd-Frank Act made noncompliance with the QTL test also subject to agency enforcement action for a violation of law. We met the QTL test as of December 31, 2015.
Savings and loan holding companies have not historically been subjected to consolidated regulatory capital requirements. The Dodd-Frank Act required the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to their subsidiary depository institutions. The previously discussed final rule regarding regulatory capital requirements implemented these Dodd-Frank Act requirements. As is the case with institutions themselves, the capital conservation buffer will be phased in between 2016 and 2019. However, legislation was enacted in December 2014 which required the FRB to amend its “Small Bank Holding Company” exemption from consolidated holding company capital requirements to (i) extend its applicability to savings and loan holding companies and (ii) raise the threshold for the exemption from $500 million to $1 billion in consolidated assets. Regulations doing so were effective May 15, 2015. Consequently, both bank and savings and loan holding companies with under $1 billion in consolidated assets are exempt from the consolidated regulatory capital requirements unless the FRB determines otherwise on a case by case basis.
The Dodd-Frank Act extended the “source of strength” doctrine to savings and loan holding companies. The Federal Reserve Board promulgated regulations implementing the “source of strength” policy that requires holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

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
At December 31, 2015, our total federal pre-1988 base year reserve was $2.7 million. However, under current law, pre-1988 base year reserves remain subject to recapture should the Bank make certain non-dividend distributions, repurchase any of its stock, pay dividends in excess of tax earnings and profits, or cease to maintain a bank charter.
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
Net Operating Loss Carryovers. A financial institution may carry back net operating losses to the preceding two taxable years and forward to the succeeding 20 taxable years. At December 31, 2015, the Bank had no net operating loss carryforwards for federal income tax purposes and had an Indiana net operating loss carryforward of approximately $3.3 million which will begin to expire in 2028, if not used.
Capital Loss Carryovers. A financial institution may carry back capital losses to the preceding three taxable years and forward to the succeeding five taxable years. The Bank has no capital loss carryforwards at December 31, 2015.
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
State Taxation
As a Maryland business corporation, the Company is required to file an annual report with and pay franchise taxes to the state of Maryland. The Company also pays tax in various states in which it operates, including California, Florida, and Michigan.
The Bank is subject to Indiana’s Financial Institutions Tax (“FIT”), which is imposed at a flat rate of 7.5% on “adjusted gross income,” which for purposes of FIT, begins with taxable income as defined by Section 63 of the Code and, thus, incorporates federal tax law to the extent that it affects the computation of taxable income. Federal taxable income is then adjusted by several Indiana modifications. Other applicable state taxes include generally applicable sales and use taxes plus real and personal property taxes.
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
At December 31, 2015, $133.1 million, or 38.6% of our loan portfolio, consisted of commercial real estate, five or more family, and commercial business loans. Given their larger balances and the complexity of the underlying collateral, commercial real estate, five or more family, and commercial business loans generally expose a lender to greater credit risk than loans secured by owner occupied one- to four-family real estate. These loans also have greater credit risk than residential real estate for the following reasons:

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
We operate a mortgage warehousing line of business. Under this program, we provide financing to approved mortgage companies for the origination and sale of residential mortgage loans. Each individual mortgage is assigned to us until the loan is sold to the secondary market by the mortgage company. We take possession of each original note and forward such note to the end investor once the mortgage company has sold the loan. For the year ended December 31, 2015, interest income (including fees) from mortgage warehouse lending totaled $6.1 million, or 32.5%, of total interest income.
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
We make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. In determining the amount of the allowance for loan losses, we review our loans and our loss and delinquency experience and we evaluate economic conditions. If our assumptions are incorrect, our allowance for loan losses may not be sufficient to cover probable incurred losses in our loan portfolio, resulting in additions to our allowance. While our allowance for loan losses was $3.6 million, or 1.05%, of total loans at December 31, 2015, material additions to our allowance could materially decrease our net income. In addition, bank regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory authorities might have a material adverse effect on our financial condition and results of operations.

The LaPorte Savings Bank’s reliance on public funds and brokered deposits could adversely affect its liquidity and operating results.
Among other sources of funds, The LaPorte Savings Bank relies on public funds and brokered deposits to provide funds with which to make loans and provide for its other liquidity needs. On December 31, 2015, public funds and brokered deposits amounted to $85.1 million and $22.4 million, or 21.8% and 5.7%, respectively, of total deposits. All of the public funds deposits at December 31, 2015 were multiple deposit relationships with local public entities within LaPorte and Porter Counties of Indiana. Public funds often fluctuate based on the municipalities’ liquidity needs as well as interest rates paid. All of the brokered deposits are from CDARS, a brokered deposit network that allows members to mitigate the liquidity risk related to brokered deposits. Generally public funds and brokered deposits may not be as stable as other types of deposits. In the future, those depositors may not replace their deposits when they mature, or the Bank may have to pay a higher rate of interest to keep those deposits or to replace them with other deposits or with funds from other sources. Not being able to maintain or replace those deposits as they mature would adversely affect the Bank’s liquidity. Paying higher deposit rates to maintain or replace those deposits would adversely affect our net interest margin and operating results.
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
Changes in interest rates also affect the current market value of our interest-earning securities portfolio. Generally, the value of securities moves inversely with changes in interest rates. At December 31, 2015, the fair value of our securities classified as available for sale totaled $122.2 million. Unrealized net gains on available-for-sale securities totaled $1.1 million at December 31, 2015 and are reported, net of tax, as a separate component of shareholders’ equity. However, a rise in interest rates could cause a decrease in the fair value of securities available for sale in future periods which would have an adverse effect on shareholders’ equity.
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
We generally sell in the secondary market the longer term fixed-rate residential mortgage loans that we originate, earning noninterest income in the form of gains on sale. When interest rates rise, the demand for mortgage loans tends to fall and may reduce the number of loans available for sale. In addition to interest rate levels, weak or deteriorating economic conditions also tend to reduce loan demand. Although we sell loans in the secondary market without recourse, we are required to give customary representations and warranties to the buyers. If we breach those representations and warranties, the buyers can require us to repurchase the loans and we may incur a loss on the repurchase. Because we retain the servicing rights on many loans we sell in the secondary market, we are required to record a mortgage servicing right asset, which we test quarterly for impairment. The value of mortgage servicing rights tend to increase with rising interest rates and decrease with falling interest rates. If we are required to record an impairment charge, that would hurt our earnings.

We could potentially recognize goodwill impairment charges, which may negatively impact our results of operations.
In connection with our 2007 acquisition of City Savings Financial Corporation, we recorded goodwill equaling $8.4 million. We annually measure the fair value of our investment in The LaPorte Savings Bank to determine that the fair value equals or exceeds the carrying value of our investment, including goodwill. If the fair value of our investment in the Bank does not equal or exceed the carrying value, we will be required to record goodwill impairment charges which may adversely affect future earnings. The fair value of a banking franchise can fluctuate downward based on a number of factors that are beyond management’s control, (e.g. adverse trends in the general economy or interest rates). As a result of impairment testing performed as of October 31, 2015, we did not record an impairment charge. There can be no assurance that our banking franchise value will not decline in the future to a level necessitating goodwill impairment charges to operations, which could be material to our results of operations.
Historically low interest rates may adversely affect our net interest income and profitability.
In recent years, it has been the policy of the Federal Reserve Board to maintain interest rates at historically low levels through its targeted federal funds rate and the purchase of mortgage-backed securities. As a result, market rates on the loans we have originated and the yields on securities we have purchased have been at lower levels than available prior to 2008, which can result in lower average yields on interest earning assets than we have experienced in the past. Our ability to lower our interest expense to offset lower interest income is limited at these historic low interest rates. Should the Federal Reserve Board maintain low interest rates in the future, our net interest income (the difference between interest income earned on assets and interest expense paid on liabilities) may be adversely affected and may even decrease, which may have an adverse effect on our profitability.
Negative developments in the financial industry and the domestic and international credit markets may adversely affect our operations and results.
Any negative developments in the global credit and securitization markets may lead to uncertainty in the financial markets. Future economic downturns can cause additional deterioration in loan portfolio quality at many institutions, including The LaPorte Savings Bank. In addition, the value of real estate collateral supporting many home mortgages may decline. Bank and bank holding company stock prices could be negatively affected, as well as the ability of banks and bank holding companies to raise capital or borrow in the debt markets. The negative developments that occurred around 2008, along with the turmoil and uncertainties that have accompanied them, have heavily influenced the formulation and enactment of the Dodd-Frank Act. In addition to the rules and regulations yet to be implemented under the Dodd-Frank Act, the potential exists for other new federal or state laws and regulations regarding lending and funding practices, capital requirements, and liquidity standards to be enacted. Bank regulatory agencies are expected to continue to be active in responding to concerns and trends identified in examinations. Any negative developments in the financial industry and the domestic and international credit markets, and the impact of new legislation in response to those developments, may negatively impact our operations by further increasing our costs, restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, these risks could affect the value of our loan portfolio as well as the value of our investment portfolio, which would also negatively affect our financial performance.
Adverse conditions in the local economy or real estate market could hurt our profits.
Our local economy may affect our future growth possibilities and operations in our primary market area. Our future growth opportunities depend on the growth and stability of our regional economy and our ability to expand in our market area. Although we have expanded into the St. Joseph, Michigan, market and increased lending in other contiguous counties surrounding our market area, a majority of our loans, excluding the warehouse lending lines, are to customers in LaPorte and Porter counties, Indiana. Continued adverse conditions or minimal improvement in our local economy may limit funds available for deposit and may negatively affect our borrowers’ ability to repay their loans on a timely basis, both of which could have an impact on our profitability. Also, a decline in real estate valuations in our markets would lower the value of the collateral securing our loans.

Slow growth in our market area has adversely affected, and may continue to adversely affect, our performance.
Economic and population growth within our market area has for several decades been below the national average. Management believes that these factors have adversely affected our profitability and our ability to increase our loans and deposits. The Porter County market, due to its proximity to Chicago, Illinois, has been a stronger market than eastern LaPorte County. However, the real estate values and economic activity for both markets experienced declines and are still recovering from the weak economic environment that began in 2008. According to the Greater Northwest Indiana Association of Realtors, the average sales price of homes in LaPorte and Porter Counties for 2015 continues to be 6.7% and 5.6% below the average prices realized in 2008. The average sales price of homes in Southwest Michigan, which is the market area for our St. Joseph, Michigan, loan production office has increased 21.2% from 2010 to 2015. The average sales price of commercial real estate properties in the cities of LaPorte and Michigan City, Indiana, has remained stable from 2008 to 2015.
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
Among other things, as a result of the Dodd-Frank Act:

•	the Federal Reserve Board supervises and regulates all savings and loan holding companies that were formerly regulated by the Office of Thrift Supervision, including LaPorte Bancorp, Inc.;

•	the federal prohibition on paying interest on demand deposits has been eliminated, thus allowing businesses to have interest-bearing checking accounts. This change increased our interest expense;

•
the Federal Reserve Board set minimum capital levels for depository institution holding companies that are as stringent as those required for their insured depository subsidiaries, and the components of Tier 1 capital were restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions. These new capital rules took effect on January 1, 2015 for depository institutions with consolidated assets greater than $1.0 billion;

•
the federal banking regulators were required to implement new leverage and capital requirements that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives;

•
the Consumer Financial Protection Bureau (“CFPB”) which was established has broad powers to supervise and enforce consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets. Banks and savings institutions with $10 billion or less in assets, like The LaPorte Savings Bank, are examined by their applicable bank regulators; and

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
In 2014, the CFPB implemented a rule designed to clarify for lenders how they can avoid legal liability under the Dodd-Frank Act, which holds lenders accountable for ensuring a borrower’s ability to repay a mortgage. Loans that meet this “qualified mortgage” definition will be presumed to have complied with the ability-to-repay standard. Under the rule, a “qualified mortgage” loan must not contain certain specified features, including:

•	excessive upfront points and fees (those exceeding 3% of the total loan amount, less “bona fide discount points” for prime loans);

•	interest-only payments;

•	negative-amortization; and

•	terms longer than 30 years.
Also, to qualify as a “qualified mortgage,” a borrower’s total monthly debt-to-income ratio may not exceed 43%. Lenders must also verify and document the income and financial resources relied upon to qualify the borrower for the loan and underwrite the loan based on a fully amortizing payment schedule and maximum interest rate during the first five years, taking into account all applicable taxes, insurance and assessments. The CFPB’s rule on qualified mortgages could limit our ability or desire to make certain types of loans or loans to certain borrowers or could make it more expensive/and or time consuming to make these loans, which could limit our growth or profitability.
We are subject to stringent capital requirements, which may adversely impact our return on equity, require us to raise additional capital, or constrain us from paying dividends or repurchasing shares.
In January 2015, the FDIC’s new rule for regulatory risk-based capital applicable to The LaPorte Savings Bank became effective. The rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act.
The final rule included new minimum risk-based capital and leverage ratios, which were effective for The LaPorte Savings Bank on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements include: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also established a “capital conservation buffer” of 2.5%, and resulting in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%, (ii) a Tier 1 to risk-based assets capital ratio of 8.5%, and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution is subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations establish a maximum percentage of eligible retained income that can be utilized for such actions.
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
Competition in the banking and financial services industry within our market area is intense. In our market area we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than we have and offer certain services that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our market area. The greater resources and broader range of deposit and loan products offered by our competition may limit our ability to increase our interest-earning assets and profitability. We expect competition to remain intense in the future as a result of legislative, regulatory, and technological changes and the continuing trend of consolidation in the financial services industry. Technological advances, for example, have lowered barriers to entry, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks. Competition for deposits and the origination of loans could limit our ability to successfully implement our business plan, and could adversely affect our results of operations in the future.

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
LaPorte Bancorp’s common stock is traded on the NASDAQ Capital Market. However, our stock is thinly traded and trades involving a relatively small number of shares may have a significant effect on the market price of the common stock. It may also be difficult for investors to acquire or dispose of large blocks of stock without significantly affecting the market price.
We are subject to security and operational risks relating to our use of technology, including the risk of cyber-attack or cyber-theft.
Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, general ledger, and many other aspects of our business. We depend on the secure processing, storage, and transmission of confidential and other information in our data processing systems, computers, networks, and communications systems. Although we take numerous protective measures and otherwise endeavor to protect and maintain the privacy and security of confidential data, these systems may be vulnerable to unauthorized access, computer viruses, other malicious code, cyber-attacks, cyber-theft, and other events that could have a security impact. If one or more of these type of events were to occur, this potentially could jeopardize confidential and other information processed and stored in, and transmitted through, our systems or otherwise cause interruptions or malfunctions in our or our customers’ operations. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are not fully covered by our insurance. Security breaches in our Internet banking activities could expose us to possible liability and deter customers from using our systems. We rely on standard Internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not fully protect our systems from compromises or breaches of our security measures that could result in damage to our reputation and our business. Although we perform most data processing functions internally, we outsource certain services to third parties. If our third-party providers encounter operational difficulties or security breaches, it could affect our ability to adequately process and account for customer transactions, which could significantly affect our business operations.
Our operations rely on numerous external vendors.
We rely on a number of external vendors to provide us with products and services necessary to maintain our day-to-day operations. Accordingly, our operations are exposed to risk that these vendors will not perform in accordance with the contracted arrangements under service level agreements. The failure of an external vendor to perform in accordance with these service level agreements because of changes in the vendor’s organizational structure, financial condition, support for existing products and services, or strategic focus or for any other reason, could be disruptive to our operations, which in turn could have a material negative impact on our financial condition and results of operations. We also could be adversely affected to the extent such an agreement is not renewed by the third-party vendor or is renewed on terms less favorable to us.

Our business and operations could be significantly impacted if we or our third-party vendors suffer failure or disruptions of information processing systems, systems failures or security breaches.
We have become increasingly dependent on communications, data processing, and other information technology systems to manage and conduct our business and support our day-to-day banking activities, some of which are provided through third-parties. If we or our third-party vendors encounter difficulties or become the subject of a cyber-attack on or in the form of another breach of their operational systems, data, or infrastructure, or if we have difficulty communicating with any such third-party system, our business and operations could suffer. Any failure or disruption to our systems, or those of a third-party vendor, could impede our transaction processing, service delivery, customer relationship management, data processing, financial reporting, or risk management. Although we take ongoing monitoring, detection, and prevention measures and perform penetration testing and periodic risk assessments, our computer systems, software, and networks and those of our third-party vendors may be or become vulnerable to unauthorized access, loss or destruction of data (including confidential client information), account takeovers, unavailability of service, computer viruses, denial of service attacks, malicious social engineering or other malicious code, or cyber-attacks beyond what we can reasonably anticipate and such events could result in material loss. If any of our financial, accounting, or other data processing systems fail or have other significant shortcomings, we could be materially adversely affected. Security breaches in our online banking systems could also have an adverse effect on our reputation and could subject us to possible liability. Additionally, we could suffer disruptions to our systems or damage to our network infrastructure from events that are wholly or partially beyond our control, such as electrical or telecommunications outages, natural disasters, widespread health emergencies or pandemics, or events arising from local or larger scale political events, including terrorist acts. There can be no assurance that our policies, procedures, and protective measures designed to prevent or limit the effect of a failure, interruption or security breach, or the policies, procedures, and protective measures of our third-party vendors, will be effective. If significant failure, interruption, or security breaches do occur in our processing systems or those of our third-party providers, we could suffer damage to our reputation, a loss of customer business, additional regulatory scrutiny, or exposure to civil litigation, additional costs, and possible financial liability. In addition, our business is highly dependent on our ability to process, record and monitor, on a continuous basis, a large number of transactions. To do so, we are dependent on our employees and therefore, the potential for operational risk exposure exists throughout our organization, including losses resulting from human error. We could be materially adversely affected if one or more of our employees cause a significant operational breakdown or failure. If we fail to maintain adequate infrastructure, systems, controls, and personnel relative to our size and products and services, our ability to effectively operate our business may be impaired and our business could be adversely affected.
We continually encounter technological change, and may have fewer resources than many of our competitors to continue to invest in technological improvements.
The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We also may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.
The Company will be subject to business uncertainties and contractual restrictions while the Merger is pending.
Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. Retention of certain employees may be challenging during the pendency of the Merger, as certain employees may experience uncertainty about their future roles. If key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the business, the Company’s business could be negatively impacted. In addition, the Merger Agreement restricts the Company from making certain acquisitions and taking other specified actions until the Merger occurs without the consent of Horizon. These restrictions may prevent the Company from pursuing attractive business opportunities that may arise prior to the completion of the Merger. In addition, the terms of the Merger Agreement limit our ability to pay quarterly cash dividends other than the normal quarterly cash dividend of $0.04 per share without the consent of Horizon. Horizon has agreed not to unreasonably withhold any such consent.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.
Before the Merger and the Bank Merger may be completed, Horizon must obtain approvals from the Federal Reserve Board and the Office of the Comptroller of the Currency. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals the regulators consider a variety of factors, including the regulatory standing of each party. An adverse development in either party’s regulatory standing or other factors could result in an inability to obtain approval or delay their receipt. These regulators may impose conditions on the completion of the Merger or the Bank Merger or require changes to the terms of the Merger or the Bank Merger. Such conditions or changes could have the effect of delaying or preventing completion of the Merger or the Bank Merger or imposing additional costs on or limiting the revenues of the combined company following the Merger or the Bank Merger, any of which might have an adverse effect on the combined company following the Merger.
The Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.
The Merger Agreement is subject to a number of conditions that must be fulfilled in order to complete the Merger. These conditions to the closing of the Merger may not be fulfilled in a timely manner or at all, and, accordingly, the Merger may be delayed or may not be completed. In addition, if the Merger is not completed by February 28, 2017, either the Company or Horizon may choose not to proceed with the Merger, and the parties can mutually decide to terminate the Merger Agreement at any time. In addition, Horizon and the Company may elect to terminate the Merger Agreement in certain other circumstances and the Company may be required to pay a termination fee.
Termination of the Merger Agreement could negatively impact the Company.
If the Merger Agreement is terminated, the Company’s business may be adversely impacted by the failure to pursue other beneficial opportunities due to the focus of management on the Merger. In addition, if the Merger Agreement is terminated, the market price of the Company’s common stock, might decline to the extent that the current market price reflects a market assumption that the Merger will be completed. If the Merger Agreement is terminated and the Company’s Board of Directors seeks another merger or business combination, the Company’s shareholders cannot be certain that the Company will be able to find a party willing to offer equivalent or more attractive consideration than the consideration Horizon has agreed to provide in the Merger. If the Merger Agreement is terminated under certain circumstances, the Company may be required to pay a termination fee of $3.76 million to Horizon.
If the Merger is not completed, the Company will have incurred substantial expenses without realizing the expected benefits of the Merger.
The Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed, the Company would have to recognize these expenses without realizing the expected benefits of the Merger.
Because the market price of Horizon common stock fluctuates, the Company’s shareholders cannot be certain of the precise value of the stock portion of the Merger consideration that they may receive in the Merger.
At the time the Merger is completed, each issued and outstanding share of Company common stock will be converted into the right to receive the merger consideration. The merger consideration consists of the right to receive, at each of the Company’s shareholder’s election, $17.50 per share in cash or 0.629 shares of Horizon common stock, or a combination of both, for each share of Company common stock, subject to allocation provisions. The Merger Agreement provides that, in the aggregate, 65% of the outstanding common shares of the Company will be converted into the right to receive shares of Horizon common stock and the remaining 35% of the outstanding common shares of the Company will be converted into the right to receive cash.
There will be a time lapse between each of the date of the mailing of the proxy statement/prospectus relating to the Merger, the date on which the Company’s shareholders vote on a proposal to adopt the Merger Agreement at a special meeting of shareholders and the date on which the Company’s shareholders entitled to receive Horizon’s common stock actually receive such shares. The market value of Horizon’s common stock may fluctuate during these periods as a result of a variety of factors, including general market and economic conditions, changes in Horizon’s businesses, operations and prospects and regulatory considerations. Many of these factors are outside the control of the Company and Horizon. Consequently, at the time the Company’s shareholders must decide whether to adopt the Merger Agreement, they will not know the actual market value of the Horizon common stock that they may be entitled to receive at the effective time of the Merger. The Company’s shareholders should obtain current stock quotations for the Horizon common stock before voting their shares of the Company’s common stock.

Item 1B.	Unresolved Staff Comments
None

Item 2.	Properties
As of December 31, 2015, the net book value of our properties was $7.6 million. The following is a list of our offices:

Location	Leased or Owned	Year Acquired or Leased	Square Footage	Net Book Value of Real Property
	(Dollars in thousands)
Main Office (including land):
710 Indiana Avenue La Porte, Indiana 46350	Owned	1916	57,000	$2,843
Full Service Branches (including land):
6959 W. Johnson Road La Porte, Indiana 46350	Owned	1987	3,500	233
301 Boyd Blvd. La Porte, Indiana 46350	Owned	1997	4,000	1,091
1222 W. State Road #2 La Porte, Indiana 46350	Owned	1999	2,200	354
2000 Franklin Street Michigan City, Indiana 46360	Owned	2007	5,589	783
851 Indian Boundary Road Chesterton, Indiana 46304	Owned	2007	7,475	1,076
1 Parkman Drive Westville, Indiana 46391	Owned	2006	4,000	1,210
602 F Street La Porte, Indiana 46350 (student-staffed branch office)	Leased	2013	260	32
Loan Production Office:
2918 Division Street St. Joseph, Michigan 49085	Leased	2013	1,200	—
The net book value of our furniture, fixtures, and equipment (including computer software) at December 31, 2015 was $986,000.

Item 3.	Legal Proceedings
The Company and its subsidiaries are subject to various legal actions arising in the normal course of business. In the opinion of management, the resolution of these legal actions is not expected to have a material adverse effect on the Company’s financial condition, results of operations or cash flows at December 31, 2015.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our shares of common stock are traded on the NASDAQ Capital Market under the symbol “LPSB”. The approximate number of holders of record of LaPorte Bancorp, Inc.’s common stock as of March 21, 2016 was 612. Certain shares of LaPorte Bancorp, Inc. are held in “nominee” or “street” name and accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The following table presents quarterly market and dividend information for LaPorte Bancorp, Inc.’s common stock for each quarter during 2015 and 2014, as reported on the NASDAQ Capital Market.

	High	Low	Dividends
2015
Quarter ended March 31, 2015	$13.99	$12.16	$0.04
Quarter ended June 30, 2015	14.05	13.01	0.04
Quarter ended September 30, 2015	14.84	13.45	0.04
Quarter ended December 31, 2015	15.27	14.40	0.04
2014
Quarter ended March 31, 2014	$11.15	$10.67	$0.04
Quarter ended June 30, 2014	11.25	10.65	0.04
Quarter ended September 30, 2014	11.50	10.65	0.04
Quarter ended December 31, 2014	12.49	11.21	0.04
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
The Company announced its fourth common stock repurchase plan in September 2014 of up to 5%, or approximately 280,832, shares of its outstanding common stock. The Company did not repurchase any shares of its common stock during the fourth quarter of 2015. At December 31, 2015, the Company has 98,951 shares available to repurchase under the plan. Pursuant to the terms of the Merger Agreement, the Company may not repurchase any additional shares of its common stock without the consent of Horizon.

Item 6.	Selected Financial Data
The following tables set forth selected consolidated historical financial and other data of LaPorte Bancorp, Inc. and its subsidiaries for the years and at the dates indicated. The following is only a summary and should be read in conjunction with the consolidated financial statements of the Company and related notes to the consolidated financial statements. The information at December 31, 2015 and 2014 and for the years ended December 31, 2015 and 2014 is derived in part from the audited consolidated financial statements that appear in this Form 10-K. The information at December 31, 2013, 2012, and 2011 and for the years ended December 31, 2013, 2012, and 2011 is derived in part from audited consolidated financial statements that do not appear in this Form 10-K. The information presented prior to October 4, 2012 is of the Company’s predecessor company.

	At December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Selected Financial Condition Data:
Total assets	$543,191	$518,616	$526,881	$492,755	$477,145
Cash and cash equivalents	18,459	8,698	18,219	6,857	8,146
Investment securities	122,243	155,223	164,272	125,620	131,974
Federal Home Loan Bank stock	4,029	4,275	4,375	3,817	3,817
Loans held for sale	3,581	763	1,118	1,155	3,049
Loans, net	341,552	306,131	293,285	313,692	295,359
Deposits	390,959	340,768	346,701	348,970	333,560
Federal Home Loan Bank of Indianapolis advances and other long-term borrowings	60,155	90,074	91,932	54,164	82,157
Short-term borrowings	—	—	2,415	—	—
Shareholders’ equity	85,548	82,388	80,249	84,055	55,703

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Selected Operating Data:
Interest and dividend income	$18,725	$17,925	$17,578	$19,832	$19,391
Interest expense	2,669	3,065	3,421	4,392	5,871
Net interest income	16,056	14,860	14,157	15,440	13,520
Provision (credit) for loan losses	255	(150)	6	1,037	1,137
Net interest income after provision (credit) for loan losses	15,801	15,010	14,151	14,403	12,383
Noninterest income	2,899	2,491	2,987	3,160	2,647
Noninterest expense	13,061	12,398	11,898	11,782	11,052
Income before income taxes	5,639	5,103	5,240	5,781	3,978
Income tax expense	1,061	693	1,227	1,496	736
Net income	$4,578	$4,410	$4,013	$4,285	$3,242

	At or For the Years Ended December 31,
	2015	2014	2013	2012	2011
Selected Financial Ratios and Other Data:
Performance Ratios:
Return on assets (ratio of net income to average total assets)	0.89%	0.86%	0.83%	0.91%	0.72%
Return on equity (ratio of net income to average equity)	5.48	5.38	4.81	6.91	6.15
Interest rate spread (1)	3.24	3.00	2.98	3.37	3.09
Net interest margin (2)	3.39	3.17	3.20	3.57	3.31
Efficiency ratio (3)	68.91	71.45	69.40	63.34	68.36
Dividend payout ratio	19.57	19.75	22.86	18.06	5.45%
Noninterest expense to average total assets	2.53	2.42	2.46	2.50	2.45
Average interest-earning assets to average interest-bearing liabilities	128.80	126.17	128.41	120.06	115.10
Loans to deposits	88.29	90.89	85.72	91.13	89.68
Basic earnings per share (4)	$0.88	$0.82	$0.70	$0.72	$0.55
Diluted earnings per share (4)	0.85	0.81	0.69	0.72	0.55
Book value per share (4)	15.34	14.52	13.56	13.55	11.95
Asset Quality Ratios:
Nonperforming assets to total assets	0.84%	0.98%	1.16%	1.88%	1.55%
Nonperforming loans to total loans	0.68	1.43	1.65	2.63	2.13
Allowance for loan losses to nonperforming loans	154.70	81.28	79.56	51.54	59.27
Allowance for loan losses to total loans	1.05	1.16	1.31	1.35	1.26
Capital Ratios:
Average equity to average assets	16.20%	16.02%	17.23%	13.15%	11.70%
Equity to total assets at end of year	15.75	15.89	15.25	17.06	11.67
Total capital to risk-weighted assets (5)	18.0	19.2	19.1	18.9	14.9
Tier 1 common equity capital to risk-weighted assets (5)	17.1	N/A	N/A	N/A	N/A
Tier 1 capital to risk-weighted assets (5)	17.1	18.1	18.0	17.7	13.7
Tier 1 capital to average assets (5)	13.3	13.0	13.0	13.4	9.7
Other Data:
Number of full service offices	7	7	8	8	8

(1)	Represents the difference between the weighted-average yield on interest-earning assets and the weighted-average cost of interest-bearing liabilities for the year.

(2)	Represents net interest income as a percent of average interest-earning assets for the year.

(3)	Represents noninterest expense divided by the sum of net interest income and noninterest income.

(4)	Per share amounts for 2011 have been adjusted for the exchange ratio related to the October 4, 2012 conversion.

(5)	Represents capital ratios of The LaPorte Savings Bank.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This discussion and analysis reflects our consolidated financial statements and other relevant statistical data, and is intended to enhance your understanding of our financial condition and results of operations. The information in this section has been derived from the audited consolidated financial statements, which can be found in Exhibit 13 of this Annual Report on Form 10-K. You should read the information in this section in conjunction with the business and financial information regarding the Company provided in this Annual Report on Form 10-K.
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
Business Strategy
Our business strategy in 2015 was intended to increase profitability by:

•
Increasing Commercial Real Estate and Commercial Business Lending. In order to increase the yield and reduce the repricing term of our loan portfolio, our strategy included increasing our commercial loan portfolio while maintaining the practice of sound credit decisions. During 2015, we realized commercial loan originations of approximately $60.4 million, primarily in commercial real estate, five or more family mortgage, and commercial construction loans. Our commercial loan portfolio totaled $154.8 million at December 31, 2015, a 30.9% increase compared to $118.3 million at December 31, 2014.

•
Maintaining the Quality of Our Loan Portfolio. Maintaining the quality of our loan portfolio was a key factor in managing our operations, particularly during a period of economic uncertainty. We continued to use customary risk management techniques, such as independent internal and external loan reviews, portfolio credit analysis, and field inspections of collateral in overseeing the performance of our loan portfolio. Our asset quality remains better than many Indiana banks and thrifts with a nonperforming loans to total loans ratio of 0.68% at December 31, 2015 and a nonperforming assets to total assets ratio of 0.84% at December 31, 2015, which is the lowest level we have experienced since September 30, 2008.

•
Continuing Growth in Mortgage Warehouse Lending. We entered the mortgage warehouse line of business in order to increase the yield of our loan portfolio and increase noninterest income. Our mortgage warehouse lending business has grown from $604.8 million in originations in 2009 to $3.6 billion in originations in 2015. We also continued to diversify our warehouse business by managing the line sizes and the geographic locations of the lenders. At December 31, 2015, we had 37 active warehouse lenders in 17 different states with lines ranging from $2.0 million to $30.0 million. Diversifying the size of the lenders and the geographic locations could mitigate the impact of changes in the mortgage industry and increased competition. We were able to provide additional opportunities for our mortgage warehouse companies by implementing a mortgage warehouse participation program with three local financial institutions. The participants could purchase up to $130 million in mortgage warehouse loans at December 31, 2015 to provide additional funding to warehouse activity when customer demand increases, primarily at month end, or when there are backlogs in the secondary markets. The participation program allowed us to utilize our liquidity to fund commercial loan growth while retaining processing, servicing, and wire transfer fees related to the mortgage warehouse loans.

•
Increasing Revenue with Our Mortgage Banking Strategy. We made the strategic decision to grow our mortgage banking department by adding qualified mortgage lenders in LaPorte and Porter counties in Indiana, and our mortgage loan production office located in St. Joseph, Michigan. During the year ended December 31, 2015, we originated $26.8 million in loans held for sale and increased our gains on mortgage banking activities by 11.7% from 2014.

On March 10, 2016, the Company entered into a Merger Agreement with Horizon. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into Horizon, with Horizon as the surviving corporation. Immediately following the Merger, the Company’s wholly owned subsidiary, The LaPorte Savings Bank, will merge with and into Horizon’s wholly owned subsidiary, Horizon Bank, N.A. Horizon Bank, N.A. will be the surviving entity in the Bank Merger. The Merger Agreement was approved and adopted by the Board of Directors of each of the Company and Horizon and is subject to the receipt of customary shareholder and regulatory approvals, among other customary closing conditions.
Upon completion of the Merger, each Company shareholder will have the right to receive, at their election, $17.50 per share in cash or 0.629 shares of Horizon common stock, or a combination of both, for each share of the Company’s common stock, subject to allocation provisions. The Merger Agreement provides that, in the aggregate, 65% of the outstanding common shares of the Company will be converted into the right to receive shares of Horizon common stock and the remaining 35% of the outstanding common shares of the Company will be converted into the right to receive cash. Based on Horizon’s March 9, 2016 closing price of $24.21 per share as reported on the NASDAQ Global Select Market, the transaction value was estimated at $94.1 million.
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
Management reviews a performance report issued by a third-party on each of its mortgage-backed securities on a quarterly basis. This review includes information on each security, including the overall credit score and loan to value ratios for the underlying mortgage of these securities.
Management completes a quarterly review of its corporate bond portfolio. The third-party review report includes each bond’s investment grade. While our corporate bond portfolio has decreased over time, we continue to closely monitor the corporate bonds due to ongoing economic concerns and spreads on these securities.
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
At December 31, 2015, the Company had core deposit intangibles of $153,000 subject to amortization and $8.4 million of goodwill, which is not subject to amortization. Goodwill arising from business combinations represents the value attributable to unidentifiable intangible assets arising from the acquisition of City Savings Financial in 2007. Accounting standards require an annual evaluation of goodwill for potential impairment using various estimates and assumptions. The Company’s common stock at the close of business on December 31, 2015 was $15.20 per common share, compared to a book value of $15.34 per common share. Management believes the lower market price in relation to book value of the Company’s common stock is due to market conditions and is not specific to the Company. Further, the Company engaged an independent expert in valuations to perform an impairment test of its goodwill. The impairment test was performed in February 2016 as of October 31, 2015 and resulted in an implied fair value for the Company sufficiently above the book value of its common stock to support the carrying value of goodwill. As the Company’s stock price per common share is currently less than its book value per common share, it is possible that management may conclude that goodwill, totaling $8.4 million at December 31, 2015, is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.
Other intangible assets consist of core deposit intangibles arising from a whole bank acquisition and were initially measured at fair value and are amortized on an accelerated method over the estimated useful life of 15 years. The core deposit intangibles are periodically evaluated for impairment and, if in the future, are determined to be impaired, our financial results could be materially impacted.

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

	Years Ended December 31,
	2015			2014			2013
	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost	Average Outstanding Balance	Interest	Yield/Cost
	(Dollars in thousands)
Assets:
Loans (1)	$314,036	$15,476	4.93%	$282,295	$14,065	4.98%	$268,617	$13,972	5.20%
Taxable securities	83,851	1,385	1.65	110,877	1,951	1.76	107,613	1,948	1.81
Tax exempt securities (2)	50,247	1,557	3.10	52,491	1,648	3.14	43,430	1,439	3.31
FHLB stock	4,129	173	4.19	4,336	173	3.99	3,824	133	3.48
Federal funds sold and other interest-earning deposits	20,814	134	0.64	18,080	88	0.49	18,330	86	0.47
Total interest-earning assets	473,077	18,725	3.96	468,079	17,925	3.83	441,814	17,578	3.98
Noninterest-earning assets	42,756			43,262			42,814
Total assets	$515,833			$511,341			$484,628
Liabilities and equity:
Savings deposits	$64,702	$35	0.05%	$63,387	$35	0.06%	$59,286	$33	0.06%
Money market accounts	57,100	222	0.39	65,947	245	0.37	63,151	254	0.40
Interest-bearing checking	69,029	161	0.23	55,516	123	0.22	54,182	146	0.27
CDs and IRAs	102,046	841	0.82	107,367	1,299	1.21	112,436	1,735	1.54
Total interest-bearing deposits	292,877	1,259	0.43	292,217	1,702	0.58	289,055	2,168	0.75
FHLB advances	68,311	1,234	1.81	72,911	1,165	1.60	50,097	969	1.93
Subordinated debentures	5,155	172	3.34	5,155	195	3.78	5,155	281	5.45
Short term borrowings	939	4	0.43	705	3	0.43	642	3	0.47
Total interest-bearing liabilities	367,282	2,669	0.73	370,988	3,065	0.83	344,949	3,421	0.99
Noninterest-bearing demand deposits	58,690			53,263			50,618
Other liabilities	6,303			5,162			5,573
Total liabilities	432,275			429,413			401,140
Shareholders’ equity	83,558			81,928			83,491
Total liabilities and shareholders’ equity	$515,833			$511,341			$484,631
Net interest income		$16,056			$14,860			$14,157
Net interest rate spread			3.23%			3.00%			2.99%
Net interest-earning assets	$105,795			$97,091			$96,865
Net interest margin			3.39%			3.17%			3.20%
Average interest-earning assets to interest-bearing liabilities			128.80%			126.17%			128.08%

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

	Years Ended December 31, 2015 vs. 2014			Years Ended December 31, 2014 vs. 2013
	Increase (Decrease) Due to		Total Increase (Decrease)	Increase (Decrease) Due to		Total Increase (Decrease)
	Volume	Rate		Volume	Rate
	(Dollars in thousands)
Interest-earning assets:
Loans	$1,566	$(155)	$1,411	$722	$(629)	$93
Taxable securities	(452)	(114)	(566)	58	(55)	3
Tax exempt securities	(70)	(21)	(91)	288	(79)	209
FHLB stock	(8)	8	—	19	21	40
Federal funds sold and other interest-earning deposits	15	31	46	(9)	11	2
Total interest-earning assets	1,051	(251)	800	1,078	(731)	347
Interest-bearing liabilities:
Savings deposits	1	(1)	—	2	—	2
Money market accounts	(34)	11	(23)	11	(20)	(9)
Interest-bearing checking	31	7	38	4	(27)	(23)
CDs and IRAs	(62)	(396)	(458)	(75)	(361)	(436)
FHLB advances	(77)	146	69	386	(190)	196
Subordinated debentures	—	(23)	(23)	—	(86)	(86)
Short-term borrowings	1	—	1	—	—	—
Total interest-bearing liabilities	(140)	(256)	(396)	328	(684)	(356)
Change in net interest income	$1,191	$5	$1,196	$750	$(47)	$703
Comparison of Financial Condition at December 31, 2015 and December 31, 2014
General: Total assets at December 31, 2015 increased by $24.6 million, or 4.7%, to $543.2 million compared to $518.6 million at December 31, 2014 primarily due to increases in outstanding loan balances of $35.4 million, investments in time deposits at other financial institutions of $7.0 million, and federal funds sold balances of $9.8 million. Sales of and principal paydowns on investment securities available-for-sale were utilized to fund the increased loan volume during 2015. As such, investment securities available-for-sale decreased $33.0 million, or 21.2%, to $122.2 million at December 31, 2015 from $155.2 million at December 31, 2014.
Total deposits increased $50.2 million to $391.0 million at December 31, 2015, which included a $9.0 million increase in non-interest bearing deposits. We experienced a $47.5 million increase in interest bearing money market and NOW deposit accounts as public funds and core deposits grew in 2015. We also maintained $14.2 million of interest bearing NOW deposits related to the three mortgage warehouse participants at December 31, 2015. We continue to see a decrease in time deposits when comparing balances at December 31, 2015 to December 31, 2014 totaling $10.7 million primarily due to competitive pricing pressures for these types of deposits.
The Company experienced a decrease in Federal Home Loan Bank of Indianapolis (“FHLB”) advances at December 31, 2015 of $29.9 million, or 35.2%, to $55.0 million primarily due to reduced reliance in 2015 on FHLB advances as deposit balances grew.

Total shareholders’ equity increased $3.2 million, or 3.8%, to $85.5 million at December 31, 2015 from $82.4 million at December 31, 2014 due to $4.6 million of net income for the year ended December 31, 2015. The increase in shareholders’ equity was partially offset by a $489,000 decrease in additional paid-in-capital primarily due to share repurchases. During 2015, the Company repurchased 109,168 shares of its common stock for $1.4 million in accordance with its previously announced share repurchase plans. The Company also paid cash dividends totaling $896,000 during 2015.
Investment Securities and Interest-earning Time Deposits: Total securities available-for-sale decreased $33.0 million, or 21.2%, to $122.2 million at December 31, 2015 from $155.2 million at December 31, 2014 as proceeds from the sales and maturities of investment securities were utilized to fund the increase in total loans and repay FHLB advances during 2015.
At December 31, 2015, management reviewed the securities portfolio for possible other-than-temporary impairment and determined there were no impairment charges to be recorded. The total available-for-sale securities portfolio reflected a net unrealized gain of $1.7 million at December 31, 2015 compared to a net unrealized gain of $1.9 million at December 31, 2014.
Loans Held for Sale: Loans held for sale increased to $3.6 million at December 31, 2015 from $763,000 at December 31, 2014. Total loans originated for sale during 2015 increased to $26.8 million from $24.0 million during 2014. Changes in the balance of loans held for sale are primarily due to the timing of when residential mortgage loans are originated and subsequently sold in the secondary market.
Gross Loans: Gross loans increased $35.4 million, or 11.5%, to $344.9 million at December 31, 2015 from $309.4 million at December 31, 2014 primarily due to originations and participations purchased of commercial real estate, construction, five or more family and land loans during 2015. These increases were partially offset by a decrease in mortgage warehouse loans at December 31, 2015 when compared to December 31, 2014.

Commercial real estate loans increased $17.0 million, or 22.6%, to $92.3 million at December 31, 2015 from $75.3 million at December 31, 2014. During 2015, the Company originated $25.1 million in commercial real estate loans, including $7.4 million originated to one borrower during the fourth quarter of 2015. Partially offsetting these loan originations, paydowns and payoffs of commercial real estate loans due to the sale of collateral and loans being refinanced elsewhere totaled $12.6 million during the year ended December 31, 2015.

Commercial construction loans more than doubled by $8.8 million to $11.1 million at December 31, 2015 from $2.3 million at December 31, 2014, and commercial land loans increased $3.8 million, or 55.9%, to $10.6 million at December 31, 2015 from $6.8 million at December 31, 2014. The increase in these types of loans was primarily due to originations and construction fundings. The Company originated $21.2 million in commercial construction loans, of which $11.6 million were participations from local financial institutions. During 2015, the Company funded $11.1 million of these loans as well as $2.7 million on previously originated commercial construction loans. The Company also originated $6.3 million in commercial land loans during 2015.

Commercial five or more family loans increased $6.2 million, or 37.6%, to $22.7 million at December 31, 2015 from $16.5 million at December 31, 2014 primarily due to $7.8 million of originations during 2015.

Mortgage warehouse loans decreased $3.7 million, or 2.8%, to $128.9 million at December 31, 2015 from $132.6 million at December 31, 2014 primarily due to the mortgage warehouse participation program that began during 2015, which offset record levels of funding activity during the year. Total funding volume for mortgage warehouse has increased 65.5% during the year ended December 31, 2015 compared to the prior year as we continued to add lines and diversify our portfolio geographically. We are able to add these lines and provide the availability to our customers due to the three mortgage warehouse loan participations that began during 2015 to fund additional warehouse activity when customer demand increases, primarily at month end, or when there are backlogs in the secondary markets. The participation program allows us to utilize our liquidity to fund commercial loan growth while retaining processing, servicing, and wire transfer fees related to the mortgage warehouse loans.
Residential mortgage loans increased $1.2 million, or 3.0%, to $40.5 million at December 31, 2015 from $39.3 million at December 31, 2014. This increase was primarily attributable to a strategic decision to retain approximately 30% of new mortgage originations in our portfolio. We will retain in our portfolio shorter-term (10 to 15 year term) fixed rate and variable rate loans when deemed appropriate in an effort to replace some of the older residential mortgage loans that have been refinanced or repaid. We expect to continue selling the majority of the long term fixed rate residential mortgage loans originated in the near future to reduce the interest rate risk exposure of adding generally lower yielding fixed rate long term mortgages to the balance sheet.
There were no material changes in commercial and industrial loans, residential construction and land loans, home equity loans and lines of credit, or consumer loans at December 31, 2015 when compared to December 31, 2014.

Allowance for Loan Losses: The allowance for loan losses totaled $3.6 million at December 31, 2015 and December 31, 2014. The ratio of the allowance to total loans decreased to 1.05% at December 31, 2015 from 1.16% at December 31, 2014 primarily due to a $35.5 million increase in total loans at December 31, 2015 from December 31, 2014.
The Company’s analysis for the allowance for loan losses for the fourth quarter of 2015 reflected continued improvement in several asset quality metrics and trends, including nonperforming loans, classified assets, troubled debt restructurings, delinquencies, and current economic conditions. Net charge-offs for the year ended December 31, 2015 totaled $216,000, an increase from $160,000 for 2014. The Company’s specific reserves totaled $945,000 at December 31, 2015, $1.0 million at September 30, 2015, and $886,000 at December 31, 2014. The Company recorded a provision for loan losses totaling $255,000 during the year ended December 31, 2015, primarily due to the increase in total loans during the year. During the year ended December 31, 2014, the Company recorded a credit to the allowance totaling $150,000.
The ratio of the allowance for loan losses to nonperforming loans increased to 154.7% at December 31, 2015 compared to 81.3% at December 31, 2014 primarily due to the decrease in nonperforming loans during 2015. Total nonperforming loans decreased $2.1 million, or 46.9%, to $2.3 million at December 31, 2015 compared to $4.4 million at December 31, 2014. At December 31, 2015, the ratio of nonperforming loans to total loans decreased to 0.68% from 1.43% at December 31, 2014.
The decrease in nonperforming loans was primarily due to the transfer to other real estate owned of a $1.9 million commercial real estate and commercial land relationship upon the final settlement of the borrower’s bankruptcy through an auction. In addition to the properties held as collateral, the Bank also had judgment liens on unencumbered properties owned by the borrower. As such, those properties were also recorded as to other real estate owned through the settlement, the fair value of which was more than the estimated losses on the fair value of the properties held as collateral. Thus, the Bank did not record any charge-offs related to the transfer. During 2015, the Bank also transferred to other real estate owned a commercial and industrial relationship totaling $80,000, a commercial real estate lending relationship totaling $46,000, and two residential mortgage relationships totaling $391,000. In addition, seven residential mortgage relationships totaling $935,000 were transferred back to accrual status, and the Bank received $124,000 in payments and payoffs of other nonperforming loans. These decreases were partially offset by loans being transferred to nonaccrual status during 2015, including a commercial real estate lending relationship totaling $1.3 million, which required a specific reserve of $665,000. Also, two residential mortgage relationships totaling $207,000, one commercial real estate relationship totaling $80,000, and two home equity relationships totaling $17,000 were transferred to nonaccrual status during 2015. All of the Company’s nonaccruing troubled debt restructurings were transferred to accrual status during 2015 due to continued repayment in accordance with the terms of the agreements.
Total nonperforming assets decreased $523,000, or 10.3%, to $4.5 million at December 31, 2015 from $5.1 million at December 31, 2014. At December 31, 2015, the ratio of nonperforming assets to total assets decreased to 0.84% from 0.98% at December 31, 2014 as a result of the decrease in nonperforming loans mentioned above partially offset by an increase of $1.6 million in other real estate owned. Other real estate owned increased primarily as a result of above mentioned transfers from nonperforming loans during the fourth quarter of 2015. Partially offsetting these transfers was the sale of land previously held for future branch development in Valparaiso, Indiana, that had been valued at $325,000. The Bank recognized a gain on the sale of this property of $43,000. For the year ended December 31, 2015, write-downs totaling $11,000 were recorded on other real estate owned properties.
Goodwill and Other Intangible Assets: Our goodwill totaled $8.4 million at December 31, 2015 and 2014. Accounting standards require goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. The most recent annual impairment review of the $8.4 million of goodwill previously recorded was performed in February 2016 as of October 31, 2015. Based on this evaluation, management determined that the fair value of the reporting unit, which is defined as LaPorte Bancorp, Inc. as a whole, exceeded the book value of the goodwill, based on the opinion of an independent expert in valuations, such that the sales price per common share would exceed our book value per common share. Accordingly, no goodwill impairment was recognized in 2015. As the Company’s market price per common share is currently less than its book value per common share, it is possible that management may conclude that goodwill, totaling $8.4 million at December 31, 2015, is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

Deposits: Total deposits increased $50.2 million, or 14.7%, to $391.0 million at December 31, 2015 compared to $340.8 million at December 31, 2014, primarily due to increases of $9.0 million, or 17.0%, in noninterest-bearing and $47.5 million, or 80.7%, in interest bearing money market and NOW deposit accounts due to growth in public funds and core deposits. A significant portion of these deposits are public fund deposits, which may be withdrawn with little notice, totaling $84.1 million at December 31, 2015, which is an increase of $24.2 million from December 31, 2014. The increase in public funds was primarily due to three new public fund accounts from the communities we serve that were opened during 2015. During 2015, we also created the mortgage warehouse participation program. As part of that program, the third-party financial institutions maintain an interest bearing NOW account in our bank to provide the liquidity for funding their mortgage warehouse participation balances. At the end of December 31, 2015, these participant-related accounts totaled $14.1 million, which could be used to fund future mortgage warehouse loans. We anticipate that these deposits will fluctuate over time.
Partially offsetting the increase in total deposits was a decrease in certificates of deposits and IRAs totaling $10.7 million, or 9.8%, to $98.8 million at December 31, 2015, from $109.4 million at December 31, 2014. Non-brokered certificates of deposit and IRA time deposits decreased $6.1 million during 2015, primarily due to the continued competitive market and low interest rate environment. Brokered deposits through CDARS also decreased by $4.6 million during 2015 as growth in other deposits allowed us to reduce this type of funding source. Throughout 2015, management remained competitive with the interest rates offered on certificates of deposit, positioning them at or below the average rates offered in the market due to the pricing on alternative sources of funding. Due to competition in our markets and in an effort to grow core deposits for future funding needs, management has also implemented interest rate specials for longer term certificates during the latter part of 2015.
Borrowed Funds: Total borrowed funds decreased $29.9 million, or 33.2%, to $60.2 million at December 31, 2015 compared to $90.1 million at December 31, 2014. FHLB advances and overnight borrowings decreased by $29.9 million during 2015 as the Company utilized the increase in deposits and proceeds from sales and principal repayments of investment securities available-for-sale to fund increases in total loan balances at December 31, 2015. The Company also has unsecured lines of credit at First Tennessee Bank in the amount of $15.0 million and Zions Bank in the amount of $9.0 million. At December 31, 2015, the Company did not have outstanding balances on either of these two lines.
Total Shareholders’ Equity: Total shareholders’ equity increased $3.2 million, or 3.8%, to $85.5 million at December 31, 2015 from $82.4 million at December 31, 2014 due to net income of $4.6 million for the year ended December 31, 2015. The increase in shareholders’ equity was partially offset by a $489,000 decrease in additional paid-in-capital primarily due to share repurchases. During the twelve months ended December 31, 2015, the Company repurchased 109,168 shares of its common stock for $1.4 million in accordance with its previously announced share repurchase plans. The Company also paid cash dividends during 2015 totaling $896,000.
Comparison of Operating Results For the Years Ended December 31, 2015 and December 31, 2014
Net Income: Net income increased 3.8% to $4.6 million, or $0.86 per diluted share, for the year ended December 31, 2015 compared to net income of $4.4 million, or $0.81 per diluted share, for the year ended December 31, 2014. Return on average assets for 2015 increased to 0.89% from 0.86% for 2014, and return on average equity increased to 5.48% for 2015 from 5.38% for 2014. The increase in net income was primarily due to an increase in net interest income of $1.2 million and an increase in noninterest income of $408,000. Partially offsetting these increases was a $405,000 increase in the provision for loan losses, an increase in noninterest expense of $663,000, and an increase in income tax expense of $368,000.
Net Interest Income: Net interest income increased $1.2 million, or 8.0%, to $16.1 million for the year ended December 31, 2015 from $14.9 million for the year ended December 31, 2014. This increase was partially attributable to an $800,000, or 4.5%, increase in interest income primarily due to a 13 basis point increase in the average yield earned on interest-earning assets combined with a $396,000, or 12.9%, decrease in interest expense as a result of a ten basis point decrease in the average cost of interest-bearing liabilities. Net interest margin increased 22 basis points to 3.39% for the year ended December 31, 2015 from 3.17% during the prior year.
Interest and Dividend Income: Interest income increased $800,000, or 4.5%, to $18.7 million for the year ended December 31, 2015 compared to $17.9 million for the prior year primarily due to a $1.4 million increase in loan interest income as the average balance of loans outstanding increased $31.7 million, or 11.2%, due to new commercial loan originations and participations purchased during 2015. Partially offsetting this increase, interest income on securities decreased $657,000 as the average balance of these investments decreased $29.3 million, or 17.9%, as the Company utilized proceeds from sales, maturities, and principal paydowns on securities to fund loan growth.

Interest income on loans increased to $15.5 million for the year ended December 31, 2015 from $14.1 million for 2014. The average balance of loans outstanding increased by $31.7 million for the year ended December 31, 2015 but was partially offset by a five basis point decrease in the average yield earned on loans due to current low interest rates and the competitive loan environment.
Interest and fee income from mortgage warehouse lending increased $844,000, or 16.1%, to $6.1 million as the average balance on mortgage warehouse loans increased $8.9 million, or 8.3%, for the year ended December 31, 2015 due to new warehouse companies and increased fundings in 2015. The average yield earned on this portfolio increased by 35 basis points from the prior year as a result of the increased funding activity and processing fees on participated warehouse mortgages.
Interest and fee income from commercial construction loans increased $229,000, or 124.5%, to $413,000 for the year ended December 31, 2015 from $184,000 for 2014. The increase was primarily due to a $6.7 million increase in the average balance of these loans due to new originations and purchased participations in 2015 and partially offset by the absence of prepayment fees that were recorded during 2014.
Interest and fee income from five or more family commercial real estate loans increased $135,000, or 15.7%, to $994,000 for 2015 from $859,000 for 2014. The increase was primarily due to a $3.4 million, or 20.5%, increase in the average balance of these loans and partially offset by a 20 basis point decrease in the average yield earned on these loans as interest rates on new loans remained at competitive levels.
Interest income on commercial land loans increased $134,000, or 47.0%, to $419,000 due to a $2.1 million increase in the average balance of these loans combined with an increase of 56 basis points in the average yield earned during 2015.
Interest and fee income on commercial real estate loans increased $83,000, or 2.0%, to $4.2 million for 2015 from $4.1 million for 2014 primarily due to a $5.4 million, or 6.8%, increase in the average balance of these loans which was partially offset by a 24 basis point decrease in the average yield earned on these loans. Interest rates on commercial real estate loans continued to be competitive for new and refinanced loans during 2015 which contributed to a lower average yield earned on these loans.
Interest and fee income on home equity loans and lines of credit increased $65,000, or 12.2%, to $598,000 for 2015 from $533,000 for 2014 primarily due to a $1.8 million, or 15.1%, increase in the average balance of these loans which was partially offset by an eleven basis point decrease in the average yield earned on these loans.
Interest and fee income on residential mortgage loans held in portfolio was relatively stable at $1.9 million during 2015 and 2014. The outstanding average balance on these loans increased $3.2 million, or 8.4%, for 2015 compared to 2014. The increase in the average balance of loans was partially offset by a 33 basis point decrease in the average yield earned on these loans.
Interest and fee income on commercial and industrial loans decreased $104,000, or 15.0%, to $591,000 for 2015 from $695,000 for 2014. The decrease was due to a 41 basis point decrease in the average yield earned on these loans combined with a decrease in the average balance outstanding of $891,000, or 5.0%, for 2015 when compared to 2014.
Interest income on consumer loans decreased $47,000, or 22.9%, to $158,000 for 2015 from $205,000 for 2014. The average outstanding balance of these loans decreased $374,000 during 2015 when compared to 2014 and the average yield earned on such loans decreased 73 basis points due to the continued repayment of the Company’s portfolio of higher yielding indirect dealer automobile loans remaining in its portfolio. The Company does not currently lend under any indirect dealer automobile program.
Interest income on taxable securities decreased to $566,000, or 29.0%, to $1.4 million for 2015 compared to $2.0 million for 2014. The average outstanding balance of taxable securities decreased $27.0 million, or 24.4%, to $83.9 million during 2015 and the average yield on these investments decreased nine basis points from 2014. Interest income on tax exempt securities decreased $91,000, or 5.5%, to $1.6 million for 2015 primarily due to a decrease in the average balance of these investments. Management has utilized excess liquidity and investment securities principal paydowns and maturities totaling $40.7 million to help fund commercial loan and mortgage warehouse lending growth.
Interest income on other interest-earning deposits increased $46,000, or 52.3%, for 2015 from 2014 primarily due to an increase in the average balance of these funds combined with a 15 basis point increase in the average yield earned on these funds.

Interest Expense: Interest expense decreased $396,000, or 12.9%, to $2.7 million for 2015 compared to $3.1 million for 2014 primarily due to a $443,000 decrease in interest expense on deposit accounts partially offset by a $47,000 increase in interest expense on borrowings. The average cost of interest-bearing liabilities decreased ten basis points to 0.73% during 2015 from 0.83% for 2014 primarily due to the decrease in the average cost of certificates of deposit and IRA time deposits. Average outstanding balances of interest-bearing liabilities during 2015 decreased by $3.7 million to $367.3 million from $371.0 million in 2014.
Interest expense on deposits decreased $443,000, or 26.0%, to $1.3 million for 2015 from $1.7 million during 2014 due to a 15 basis point decrease in the average cost of deposits. Interest expense on certificates of deposit and IRA accounts decreased $458,000 due to a 39 basis point decrease in the average rates paid on these accounts combined with a $5.3 million decrease in the average balance of these deposits. In addition, interest expense on money market accounts decreased $23,000 during 2015 as compared with 2014 due to a $8.8 million decrease in the average balance of these deposits.
Partially offsetting the decreases in interest expense noted above was a $38,000 increase in interest expense on interest-bearing deposits. During 2015, the average balance of these deposits grew by $13.5 million from 2014 as a result of an increase in certain deposit accounts including public funds deposits and deposits held for the mortgage warehouse participant program.
The increase in interest expense on borrowings for 2015 was primarily due to an increase of 21 basis points in the average cost of FHLB advances as rates began to rise during 2015 combined with the impact of the interest rate swaps entered into during the third quarter of 2014 and began during the first and second quarters of 2015. The increase was partially offset by a $4.6 million decrease in the average balance of these borrowings from 2014. In addition, the fixed-rate swap related to the Company’s subordinated debentures matured during the first quarter of 2014 and decreased interest expense by $23,000 as the cost of these debentures decreased by 44 basis points for 2015 when compared to 2014.
Provision for Loan Losses: The Bank recognizes a provision for loan losses, which is charged to earnings, at a level necessary to absorb known and inherent losses that are both probable and reasonably estimable at the date of the financial statements. In evaluating the level of the allowance for loan losses, management considers historical loan loss experience, the types of loans and the amount of loans in the loan portfolio, adverse situations that may affect borrowers’ ability to repay, the estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available or as future events occur. Based on the quarterly evaluations of the allowance for loan losses, the provision for loan losses totaled $255,000 for 2015, a $405,000 increase from the $150,000 credit recorded in 2014. This increase was primarily due to an increase in the outstanding loan balance of $35.5 million at December 31, 2015 compared to December 31, 2014. Net charge-offs for 2015 totaled $216,000, an increase from $160,000 during 2014.
Noninterest Income: Noninterest income increased $408,000, or 16.4%, to $2.9 million for the year ended December 31, 2015 from $2.5 million for the prior year primarily due to a $264,000 decrease in losses on other assets as write-downs on other real estate owned and losses on sales of other real estate owned during 2015 were lower when compared to 2014. In addition, during 2014, the Company recorded write-downs totaling $109,000 to fair market value less costs to sell related to its Rolling Prairie branch office that was closed in March 2014 and land held in Valparaiso, Indiana, for future branch development that was transferred to other real estate owned in 2014. The property in Valparaiso was sold during the fourth quarter of 2015 for a $43,000 gain. Wire transfer fees increased $141,000 due to the increase in mortgage warehouse activity when compared to the prior year. Loan servicing fees, net, increased $91,000 during 2015 primarily due to servicing fees earned on the mortgage warehouse participation program that began in early 2015. Net gains on mortgage banking activities increased $88,000 due to an increase in the number of purchase and refinance loans sold during the year ended December 31, 2015 when compared to the prior year.
Partially offsetting these increases was an $83,000 decrease in service charges on deposit accounts due to lower overdraft-related fees and service charges on checking accounts as consumers continue to reduce their reliance on these types of products. Other income decreased $92,000 primarily due to timing differences of reimbursable loan closing expenses and other miscellaneous income items from the prior year.
Noninterest Expense: Noninterest expense for 2015 totaled $13.1 million, an increase of $663,000, or 5.3%, from $12.4 million for the prior year. During 2015, salaries and employee benefits increased $424,000, which included an increase in payroll and payroll tax expense of $263,000 related to annual merit increases, bonus accruals for officers and certain employees, and new positions during 2015 including a new commercial loan officer in Lake County, Indiana, and a new marketing manager. Benefits expense related to the Company’s employee stock ownership plan, group insurance, and 401(k) plan also increased $111,000 during 2015 from 2014. Partially offsetting these increases was a decrease of $46,000 related to deferred compensation expense for the Company’s supplemental retirement plans based on our estimate of future liabilities. Deferred loan origination costs, which are recorded as a reduction of payroll expense at the time a loan is originated and then amortized over the life of the loan, increased $257,000 during 2015 compared to 2014 due to increased commercial and mortgage loan originations during the year.

Bank examination fees also increased by $88,000 during the year ended December 31, 2015 when compared to 2014 primarily due to the timing of external audit work combined with consent fees paid to the Company’s prior auditor as well as audit fees related to the Company’s captive insurance subsidiary. Collection and other real estate owned expenses increased $65,000 during 2015 primarily related to the legal expenses and trustee fees paid for one large nonperforming commercial lending relationship that was transferred to other real estate owned during the fourth quarter of 2015. Advertising expenses increased $50,000 due to increased advertising campaigns primarily with residential lending. Data processing expense increased $39,000 primarily due to enhancements to electronic services provided, such as remote deposit capture and online banking, as well as core processing costs and upgrades to our disaster recovery and back up systems. Other expenses increased $74,000 primarily due to increased costs associated with attorneys, consulting, Michigan business taxes, and recruitment fees, which were partially offset by reductions in the required reserves for our captive insurance subsidiary, postage, and fraud expense due to reimbursements received from our captive insurance subsidiary for debit card fraud.
Noninterest expense was favorably impacted by a $35,000 decrease in FDIC insurance expense due to savings associated with improved credit quality ratios, higher net income to risk weighted assets, and capital ratio levels. Occupancy and equipment also decreased by $23,000 primarily due to lower utility costs, ATM costs and maintenance, and building maintenance costs during 2015. Amortization of intangibles decreased $19,000 primarily due to lower amortization expense related to the 2007 merger and acquisition of City Savings Financial Corporation.
Income Taxes: Income before income taxes increased $536,000, or 10.5%, to $5.6 million for 2015 from $5.1 million for 2014, which led to an increase in income tax expense to $1.1 million from $693,000 for 2014. The Company’s effective tax rate for 2015 was 18.8%, an increase from 13.6% for 2014. The increase in the effective tax rate was primarily due to an increase in taxable income at the Company’s taxable entities combined with increased tax expense attributable to warehouse activity outside of Indiana.

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
A portion of our liquidity consists of cash and cash equivalents and borrowings, which are a product of our operating, investing, and financing activities. At December 31, 2015 and 2014, $18.5 million and $8.7 million of our assets were invested in cash and cash equivalents, respectively. Our primary sources of cash are principal repayments on loans, proceeds from the sales and maturities of securities, principal repayments of mortgage-backed securities, and increases in deposit accounts.
As of December 31, 2015 and 2014, we had $55.0 million and $84.9 million, respectively in borrowings outstanding from the FHLB. Based upon the Board resolution amount at December 31, 2015, we had access to additional FHLB advances of approximately $44.5 million. At December 31, 2014, we had access to additional FHLB advances based upon our level of FHLB stock ownership of up to $952,000. At December 31, 2014, if we increased our ownership in FHLB stock to the maximum allowable and increased our pledged collateral accordingly, we could have borrowed an additional $9.5 million from the FHLB.
The Company also has an accommodation from First Tennessee Bank National Association to borrow federal funds up to $15.0 million at December 31, 2015 and 2014. The federal funds accommodation is not a confirmed line or loan, and First Tennessee Bank National Association may cancel such accommodation at any time, in whole or in part, without cause or notice, at its sole discretion. At December 31, 2015 and 2014, the Company had no borrowings from First Tennessee Bank National Association.
At December 31, 2015 and 2014, the Company has an agreement with Zions First National Bank for an unsecured line of credit to borrow federal funds up to $9.0 million. This federal funds line of credit was established at the discretion of Zions First National Bank and may be terminated at any time in its sole discretion. The Company had no outstanding borrowings on this line at December 31, 2015 and 2014. The market value of unpledged available-for-sale securities which could be pledged for additional borrowing purposes was $79.2 million and $115.0 million at December 31, 2015 and 2014, respectively.

The following table presents the dollar amount of commitments outstanding for the major loan categories for the years indicated:

	December 31,
	2015	2014
	(Dollars in thousands)
Loans committed to originate:
Commercial real estate loans	$851	$22,607
Commercial loans	998	2,030
Commercial construction loans	475	1,972
Commercial lines of credit	5,752	6,884
Home equity loans	136	64
Consumer loans	—	92
Unused lines of credit:
Commercial construction loans	2,839	4,695
Residential construction loans	2,435	1,340
Home equity lines of credit	18,052	16,849
Overdraft lines of credit	3,606	3,382
Commercial standby letters of credit	1,002	983
Total	$36,146	$60,898
Certificates of deposit and IRAs due within one year of December 31, 2015 and 2014 totaled $38.3 million, or 38.7% and $76.2 million, or 69.6%, respectively of certificates of deposit and IRAs. If these maturing deposits do not remain with us, we will be required to seek other sources of funds, including other certificates of deposit, IRAs, and borrowings. Depending on market conditions, we may be required to pay higher rates on such deposits or other borrowings than we currently pay on the certificates of deposit due on or before December 31, 2016. We believe, however, based on past experience that a significant portion of our certificates of deposit will remain with us. We have the ability to attract and retain deposits by adjusting the interest rates offered.
As reported in the Consolidated Statements of Cash Flows, our cash flows are classified for financial reporting purposes as operating, investing, or financing cash flows. During the year ended December 31, 2015, our net cash increased to $18.5 million from $8.7 million at December 31, 2014. The primary sources of cash during 2015 was a growth in deposits totaling $50.2 million and proceeds from the sales, maturities and paydowns of investment securities available-for-sale totaling $47.0 million. These cash inflows were utilized to fund $38.1 million of loans, primarily commercial loans, $14.8 million of purchases of investment securities available-for-sale, and $7.0 million of investments in interest-earning time deposits at other financial institutions. In addition, due to the increase in deposits and paydowns of investment securities, the Company was able to reduce total borrowings by $29.9 million during 2015.
We also have obligations under our post retirement plans as described in Notes 13 and 14 of the Notes to Consolidated Financial Statements. The post retirement benefit plans will require future payments to eligible plan participants. We contributed $72,000 and $63,000, respectively, to our 401(k) plan for the years ended December 31, 2015 and 2014.
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
In August 2014, the Company executed three forward starting interest rate swaps against $30.0 million in maturing FHLB advances. Each of the interest rate swaps was against $10.0 million in fixed rate FHLB advances tied to the one month LIBOR that reprice monthly. The first interest rate swap began in March 2015 with an effective fixed rate of 2.085% and will mature in March 2020. The second interest rate swap began in June 2015 with an effective fixed rate of 2.228% and will mature in June 2020. The third interest rate swap will begin in March 2016 with an effective fixed rate of 2.618% and a maturity date of March 2021. Management pursued this hedging strategy to address the concern over the impact to the Company’s tangible equity from the price deterioration in the Company’s available-for-sale securities portfolio in a rising rate environment.

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
Historically, we have relied on funding longer term higher interest-earning assets with shorter term lower interest-bearing deposits to earn a favorable net interest rate spread. As a result, we have been vulnerable to adverse changes in interest rates. Over the past several years, management has implemented an asset/liability strategy to manage, subject to our profitability goals, our interest rate risk. Among the techniques we are currently using to manage interest rate risk are: (i) expanding, subject to market conditions, our commercial real estate loans, commercial business loans and mortgage warehouse loans as they generally reprice more quickly than residential mortgage loans; (ii) selling on the secondary market most of our originations of long-term fixed-rate one- to four-family residential mortgage loans; (iii) subject to market conditions and consumer demand, originating residential adjustable rate mortgages for our portfolio; (iv) using interest rate swaps, caps, or floors to hedge our assets and/or liabilities; and (v) reducing the amount of long term, fixed rate mortgage-backed securities and CMOs , which are vulnerable to an increasing interest rate environment and will extend in duration. We have also used structured rates with redemption features to improve our yield.
While this strategy has helped manage our interest rate exposure, it does pose risks. For instance, the prepayment options embedded in adjustable rate one- to four-family residential loans and the mortgage-backed securities and CMOs, which allow for early repayment at the borrower’s discretion, may result in prepayment before the loan reaches the fully indexed rate. Conversely, in a falling interest rate environment, borrowers may refinance their loans and redeemable securities may be called. In addition, non-residential lending generally presents higher credit risks than residential one- to four-family lending.
Our Risk Management Committee of the Board of Directors is responsible for the review and oversight of management’s asset/liability strategies. Our Asset/Liability Committee is charged with developing and implementing an asset/liability management plan. This committee meets monthly to review pricing and liquidity needs and assess our interest rate risk. We currently utilize a third-party modeling program, prepared on a quarterly basis, to evaluate our sensitivity to changing interest rates. In addition, on a monthly basis, the committee reviews our current liquidity position, investment activity, deposit and loan repricing and terms, interest rate swap effectiveness testing, and Federal Home Loan Bank and other borrowing strategies.
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

Quantitative Analysis. The table below sets forth, as of December 31, 2015, the estimated changes in the net interest margin and the economic value of equity that would result from the designated changes in the U.S. Treasury yield curve over a 12 month non-parallel ramp for The LaPorte Savings Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Changes in Interest Rates (basis points) (1)		Estimated Increase (Decrease) in NIM			Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets
	Estimated NIM (2)	Amount	Percent	Estimated EVE (3)	Amount	Percent	EVE Ratio (4)	Changes in Basis Points
(Dollars in thousands)
+300	$18,518	$1,228	7.10%	$85,429	$(6,259)	(6.84)%	16.74%	(0.36)%
+200	18,159	869	5.03	89,506	(2,183)	(2.38)	17.25	0.14
+100	17,760	470	2.73	92,233	544	0.59	17.49	0.38
0	17,290	—	—	91,689	—	—	17.11	—
-100	16,670	(620)	(3.59)	84,743	(6,946)	(7.58)	15.60	(1.50)

(1)	Assumes changes in interest rates over a 12 month non-parallel ramp.

(2)	NIM or Net Interest Margin measures The LaPorte Savings Bank’s exposure to net interest income due to changes in a forecast interest rate environment.

(3)	EVE or Economic Value of Equity at Risk measures The LaPorte Savings Bank’s exposure to equity due to changes in a forecast interest rate environment.

(4)	EVE Ratio represents Economic Value of Equity divided by the economic value of assets which should translate into built in stability for future earnings.
The previous table indicates that at December 31, 2015, in the event of a 100 basis point decrease in interest rates over a 12 month non-parallel ramp, we would experience a 3.59% decrease in net interest income. In the event of a 100 basis point increase in interest rates over a 12 month non-parallel ramp, net interest income would increase 2.73%.
The previous table also indicates that at December 31, 2015, in the event of a 100 basis point decrease in interest rates over a 12 month non-parallel ramp, we would experience a 7.58% decrease in economic value of equity. In the event of a 100 basis point increase in interest rates over a 12 month non-parallel ramp, the economic value would increase 0.59% in economic value of equity.
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
The Company has taken steps to partially address its exposure to rising interest rates in the event of a 200 or 300 basis point rise in rates and the related effect on its EVE. In February 2010, the Company executed two interest rate swaps against $15.0 million in maturing FHLB advances. The first interest rate swap began in July 2010 against a $10.0 million adjustable rate advance tied to the three month LIBOR plus 0.25% for six years at an effective fixed rate of 3.69% and will mature in July 2016. The second interest rate swap began in September 2010 and was against a $5.0 million adjustable rate advance tied to the three month LIBOR plus 0.22% for five years with an effective fixed rate of 3.54%. This swap matured in September 2015.

In addition, the Company executed three forward starting interest rate swaps in August 2014 against $30.0 million in maturing FHLB advances. The notional amount of each of these swaps was against $10.0 million in fixed rate FHLB advances that reprice monthly. The first interest rate swap began in March 2015 for five years with an effective fixed rate of 2.085%. The second interest rate swap began in June 2015 for five years with an effective fixed rate of 2.228%. The third interest rate swap will begin in March 2016 for five years with an effective fixed rate of 2.618%. Management pursued this hedging strategy to address the concern over the impact to the Company’s tangible equity from the price deterioration in the Company’s available-for-sale securities portfolio in a rising rate environment. We will continue to look for opportunities to address our exposure to rising interest rates utilizing hedging strategies in the future. We are also continuing to sell the majority of the fixed rate one- to-four family residential real estate loans originated and retain only variable-rate one- to-four family residential loans and fixed-rate one-to-four family residential loans with maximum terms of 15 years. We continue to originate the majority of commercial real estate loans at a variable rate with interest rate floors attached.

Item 8	Financial Statements and Supplementary Data
The information regarding financial statements is incorporated herein by reference to LaPorte Bancorp, Inc.’s 2015 Annual Report to Shareholders in the Financial Statements and the Notes thereto.

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
(b) Management’s Report on Internal Control over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, and management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based upon the 2013 criteria set forth in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its assessment, the Company’s management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015.
(c) Changes in internal controls
There were no significant changes made in our internal control over financial reporting during the Company’s fourth quarter of the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
Not Applicable

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The table below sets forth certain information, as of December 31, 2015, regarding the composition of LaPorte Bancorp, Inc.’s Board of Directors, including their years of service and terms of office.

Name (1)	Age (2)	Positions Held in LaPorte Bancorp, Inc.	Director Since (3)	Current Term to Expire

DIRECTORS
Lee A. Brady	70	Chief Executive Officer and Director	1989	2017
Paul G. Fenker	71	Chairman of the Board	1979	2017
Ralph F. Howes	67	Director	2003	2018
Mark A. Krentz	63	Director	2001	2016
L. Charles Lukmann, III	62	Director	2007	2018
Jerry L. Mayes	75	Vice Chairman of the Board	1991	2016
Dale A. Parkison	54	Director	2007	2016
Robert P. Rose	55	Director	2010	2017
Michele M. Thompson	55	President, Chief Financial Officer, and Director	2007	2018

(1)	The mailing address for each person listed is 710 Indiana Avenue, LaPorte, Indiana 46350.

(2)	As of March 15, 2016.

(3)	Reflects date of initial appointment to the Board of Directors of The LaPorte Savings Bank.
Members of the Board of Directors
The business experience for the past five years of each of our directors is set forth below. Unless otherwise indicated, each individual has held his or her current occupation for the last five years.
Lee A. Brady has served as our Chief Executive Officer and as Chairman of the Board and Chief Executive Officer of The LaPorte Savings Bank since July 2011. Prior to that, he served as the President of The LaPorte Savings Bank beginning in 1989 and LaPorte Bancorp, Inc.’s predecessor since its formation in 2007. Mr. Brady began his career at The LaPorte Savings Bank in 1974. Mr. Brady is a graduate of Indiana University and the Graduate School of Banking at the University of Wisconsin-Madison. We believe Mr. Brady’s long experience as a successful chief executive officer in both favorable and unfavorable economic climates makes him a valuable director.
Paul G. Fenker joined The LaPorte Savings Bank Board in 1979. In 2007, he was appointed to the Board of LaPorte Bancorp, Inc.’s predecessor. Mr. Fenker is the owner of Fenker’s Finer Furniture in LaPorte. Mr. Fenker attended Ball State University. We believe Mr. Fenker’s long experience with the local business community gives him unique insights into the challenges and opportunities that we face and makes him a valuable director.
Ralph F. Howes joined The LaPorte Savings Bank Board in 2003. In 2007, he was appointed to the Board of LaPorte Bancorp, Inc.’s predecessor. He is a senior partner in the law firm of Howes & Howes, LLP. Mr. Howes is a graduate of Indiana University and received his Juris Doctorate degree from Valparaiso University. We believe Mr. Howes’ background as a business lawyer provides the Board of Directors with a unique perspective in addressing the legal requirements that we must satisfy and makes him a valuable director.
Mark A. Krentz joined The LaPorte Savings Bank Board in 2001. In 2007, he was appointed to the Board of LaPorte Bancorp, Inc.’s predecessor. Mr. Krentz is the President and Chief Executive Officer of Thanhardt Burger Corporation, a local art distribution company that works internationally with fine art clients. Mr. Krentz is a graduate of Purdue University and received a certificate in Business Administration from Notre Dame. We believe Mr. Krentz’s long experience with the local business community and as a successful chief executive officer makes him a valuable director.
L. Charles Lukmann, III was appointed to the Boards of The LaPorte Savings Bank and LaPorte Bancorp, Inc.’s predecessor in 2007. Mr. Lukmann served as a director of City Savings Financial from 2004 to 2007. Mr. Lukmann has served as partner of Harris, Welsh & Lukmann, a law firm based in Chesterton, Indiana, since 1979. We believe Mr. Lukmann’s long experience in banking, law and the Chesterton business community makes him a valuable director.

Jerry L. Mayes joined The LaPorte Savings Bank Board in 1991. In 2007, he was appointed to the Board of LaPorte Bancorp, Inc.’s predecessor. Mr. Mayes is retired from Mayes Management, which manages rental properties. Mr. Mayes is a graduate of Indiana University. We believe Mr. Mayes’ long experience in real estate and business in the local community makes him a valuable director.
Dale A. Parkison, C.P.A. was appointed to the Boards of The LaPorte Savings Bank and LaPorte Bancorp, Inc.’s predecessor in 2007. Mr. Parkison served as a director of City Savings Financial from 2004 to 2007. Mr. Parkison has served as President of Parkison & Hinton, Inc. P.C., a certified public auditing firm, since 1992. We believe Mr. Parkison’s long experience in public accounting and in banking makes him a valuable director.
Robert P. Rose was appointed to the Boards of The LaPorte Savings Bank and LaPorte Bancorp, Inc.’s predecessor in August 2010. Mr. Rose has more than twenty-five years of financial industry experience, with an emphasis on strategic planning and investment and trust management. He is the President of Harbour Trust & Investment Management Company in Michigan City, Indiana, and is a Notre Dame graduate with a Bachelor’s of Science degree in Business Administration and a concentration in Accounting. We believe Mr. Rose’s many years of experience in the financial services industry and his knowledge of our community make him a valuable director.
Michele M. Thompson serves as President and Chief Financial Officer of LaPorte Bancorp, Inc. and the President and Chief Financial Officer of The LaPorte Savings Bank. Ms. Thompson joined The LaPorte Savings Bank in 2003 as Chief Financial Officer and was named Vice President in 2004, Executive Vice President in 2007, and President and Chief Financial Officer in 2011. She was named Executive Vice President and Chief Financial Officer in 2007 and President and Chief Financial Officer in 2011 of LaPorte Bancorp, Inc.’s predecessor. Ms. Thompson has more than 30 years of banking experience. Ms. Thompson is a graduate of Ball State University and holds a Master’s of Business Administration from Indiana University South Bend. We believe Ms. Thompson’s experience in banking and as a chief financial officer provides our Board of Directors with the unique perspective of someone experienced in finance, accounting and banking and makes her a valuable director.
Executive Officers who are not Directors
Information regarding our executive officers that are not also directors is provided below. Unless otherwise stated, each individual has held his current occupation for the last five years.
Kevin N. Beres (age 55) serves as Senior Vice President – Lending. Mr. Beres joined The LaPorte Savings Bank in 2007 as Vice President/Commercial Lending and was promoted to Senior Vice President in 2009. He has more than 18 years of commercial lending experience. Mr. Beres is a graduate of Indiana University School of Business with a degree in Marketing and Management and the Graduate School of Banking at the University of Wisconsin-Madison.
Daniel P. Carroll (age 45) serves as Executive Vice President – Chief Credit Officer. Mr. Carroll joined The LaPorte Savings Bank in 2011 with more than 16 years of commercial lending and management experience as well as experience in loan review with an audit firm. He is a graduate of the University of Notre Dame with a degree in Accounting and of the Graduate School of Commercial Lending at the University of Oklahoma.
Patrick W. Collins (age 44) serves in the role of Senior Vice President – Mortgage Warehouse Lending. Mr. Collins joined The LaPorte Savings Bank in April 2009 as Vice President – Mortgage Warehouse Lending and was promoted to Senior Vice President in 2010. He has more than 18 years of warehouse lending experience. Mr. Collins is a graduate of DeVry University in Columbus, Ohio, with a Bachelor’s degree in Accounting.
Section 16(a) Beneficial Ownership Reporting Compliance
Our common stock is registered pursuant to Section 12(b) of the Securities Exchange Act of 1934. Our officers and directors and beneficial owners of greater than 10% of our shares of common stock are required to file reports on Forms 3, 4, and 5 with the Securities and Exchange Commission disclosing beneficial ownership and changes in beneficial ownership. Securities and Exchange Commission rules require disclosure in our Annual Report on Form 10-K of the failure of an officer, director, or 10% beneficial owner of our shares of common stock to file a Form 3, 4, or 5 on a timely basis. Based on our review of such ownership reports, it was determined that Robert P. Rose failed to file one Form 4 on a timely basis reporting an aggregate of one late transaction. Based on our review of such ownership reports, we believe that no other officer, director or 10% beneficial owner of our common stock failed to file such ownership reports on a timely basis during the year ended December 31, 2015.

Code of Ethics
We have adopted a Code of Ethics that is applicable to our officers, directors, and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Code of Ethics is available on our website at www.laportesavingsbank.com. Amendments to and waivers from the Code of Ethics will be available on our website.
Audit Committee
Our Audit Committee consists of Messrs. Fenker, Howes, Krentz, and Parkison. Each member of the Audit Committee is independent in accordance with the rules of Nasdaq and the Securities and Exchange Commission (“SEC”). Our Board of Directors has designated Mr. Parkison as Chairman of the Audit Committee and has determined that Mr. Parkison is an “audit committee financial expert” under the rules of the SEC. Our Audit Committee met nine times during the year ended December 31, 2015. Our Board of Directors has adopted a written charter for the Audit Committee, which is available on our website at www.laportesavingsbank.com.

Item 11.	Executive Compensation
The Compensation Committee
Our Compensation Committee consists of Messrs. Howes, Krentz, Mayes, and Parkison. Mr. Mayes is the Compensation Committee Chairman. Each member of our Compensation Committee is independent in accordance with Nasdaq rules. Our Compensation Committee met two times in the year ended December 31, 2015. Our Board of Directors has adopted a written charter for the Compensation Committee, which is available on our website at www.laportesavingsbank.com.
The role of our Compensation Committee is to review annually the performance and compensation levels of our executive officers and directors and recommend compensation, including salary, bonus, incentive, and equity compensation of our executive officers and directors to our Board of Directors. Lee A. Brady, our Chief Executive Officer, and Michele M. Thompson, our President and Chief Financial Officer, do not participate in Compensation Committee discussions or recommendations relating to the determination of their compensation. Our Compensation Committee also reviews and makes recommendations regarding certain of our other compensation policies, plans, and programs. Our Compensation Committee may retain, at its discretion, compensation consultants to assist it in making compensation related decisions.
Our Compensation Committee has adopted a compensation strategy that seeks to provide competitive, performance-based compensation strongly aligned with our financial performance. It is intended that our compensation strategy will enable us to attract, develop, and retain talented executive officers who are capable of maximizing our performance for the benefit of the shareholders. The compensation program has four key elements of total direct compensation: base salary; cash-based incentive compensation; long-term equity incentives under the LaPorte Bancorp, Inc. 2011 and 2014 Equity Incentive Plans; and benefits, such as a 401(k) program and a supplemental executive retirement plan.
The Committee generally targets base salaries at no less than the peer group median of salaries for executives in similar positions with similar responsibilities. The salaries of our executive and other officers are reviewed at least annually to assess our competitive position and make any necessary adjustments. Our goal is to maintain salary levels for our officers at a level consistent with base pay received by those in comparable positions at our peers. To further that goal, we obtain peer group information from industry resources. We also evaluate salary levels at the time of promotion or other change in responsibilities or as a result of specific commitments we made when a specific officer was hired. Individual performance and retention risk are also considered as part of our annual assessment.
While our Compensation Committee does not use strict numerical formulas to determine changes in compensation for our Chief Executive Officer or other executive officers and directors, and while it weighs a variety of different factors in its deliberations, it has emphasized and expects to continue to emphasize the results and scope of our operations, the experience, expertise and management skills of the executive officers and their roles in our future success, as well as compensation surveys prepared by professional firms to determine compensation paid to executives performing similar duties for similarly sized institutions. While each of the quantitative and non-quantitative factors described above was considered by our compensation committee, such factors were not assigned a specific weight in evaluating the performance of our Chief Executive Officer and other executive officers. Rather, all factors were considered.

Compensation of Named Executive Officers
The following table sets forth for the years ended December 31, 2015 and 2014 certain information as to the total compensation paid by us to our chief executive officer and to our other two most highly compensated executive officers (“Named Executive Officers”).

Name and Principal Position	Year	Salary ($)	Stock Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Compensation ($)	All Other Compensation ($)		Total ($)
Lee A. Brady	2015	249,478	—	—	70,208	48,732	(3)	368,418
Chief Executive Officer	2014	244,605	253,000	126,540	91,775	44,083	(3)	760,003

Michele M. Thompson	2015	204,033	—	—	57,452	30,127	(4)	291,612
President and Chief Financial Officer	2014	196,215	241,500	102,600	73,657	24,109	(4)	638,081

Patrick W. Collins	2015	134,668	—	—	202,242	23,915	(5)	360,825
Senior Vice President/Mortgage Warehouse Lending	2014	129,540	132,250	55,860	194,463	21,153	(5)	533,266

(1)
These amounts represent the aggregate grant date fair value for outstanding restricted stock awards granted during the year indicated, computed in accordance with FASB ASC Topic 718. The assumptions used to determine the value of restricted stock awards for 2014 are described in note 17 of the notes to the consolidated financial statements included in LaPorte Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 12, 2015.

(2)
These amounts represent the aggregate grant date fair value for outstanding stock option awards granted during the year indicated, computed in accordance with FASB ASC Topic 718. The assumptions used to determine the value of stock options for 2014 are described in note 17 of the notes to the consolidated financial statements included in LaPorte Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on March 12, 2015. The actual value, if any, realized by an executive officer from any option will depend on the extent to which the market value of the common stock exceeds the exercise price of the option on the date the option is exercised. Accordingly, there is no assurance that the value realized by an executive officer will be at or near the value shown above.

(3)
Includes $3,975 and $3,900 for 2015 and 2014, respectively, in contributions by The LaPorte Savings Bank to Mr. Brady’s 401(k) Savings Plan; $17,067 and $15,542 for 2015 and 2014, respectively, in the value of ESOP shares; $13,750 and $13,750 for 2015 and 2014, respectively, for personal use of The LaPorte Savings Bank owned automobile; $9,260 and $7,911 for 2015 and 2014, respectively, in imputed income from The LaPorte Savings Bank life insurance plans; and $4,680 and $2,980 for 2015 and 2014, respectively, in cash dividends on unvested restricted stock awards.

(4)
Includes $3,060 and $3,342 for 2015 and 2014, respectively, in contributions by The LaPorte Savings Bank to Ms. Thompson’s 401(k) Savings Plan; $19,007 and $15,272 for 2015 and 2014, respectively, in the value of ESOP shares; $3,799 and $2,976 for 2015 and 2014, respectively, in imputed income from The LaPorte Savings Bank life insurance plans; and $4,261 and $2,519 for 2015 and 2014, respectively, in cash dividends on unvested restricted stock awards.

(5)
Includes $3,975 and $3,900 for 2015 and 2014, respectively, in contributions by The LaPorte Savings Bank to Mr. Collins’401(k) Savings Plan; $16,532 and $15,107 for 2015 and 2014, respectively, in the value of ESOP shares; $1,209 and $978 for 2015 and 2014, respectively, in imputed income from The LaPorte Savings Bank life insurance plans; and $2,199 and $1,168 for 2015 and 2014, respectively, in cash dividends on unvested restricted stock awards.

Employment Agreements
On February 26, 2008, The LaPorte Savings Bank entered into employment agreements with each of Mr. Brady and Ms. Thompson. Each of these agreements has substantially similar terms and has an initial term of three years. Commencing on the first anniversary of the agreements and on each subsequent anniversary thereafter, the agreements will be renewed for an additional year so that the remaining term will be three years, subject to termination through notice as provided in the agreements. The current base salaries for Mr. Brady and Ms. Thompson are $254,622 and $212,446, respectively. In addition to the base salary, each agreement provides for, among other things, participation in bonus programs and other employee pension benefit and fringe benefit plans applicable to executive employees. The executive’s employment may be terminated for cause at any time, in which event the executive would have no right to receive compensation or other benefits for any period after termination.
Certain events resulting in the executive’s termination or resignation entitle the executive to payments of severance benefits following termination of employment. In the event the executive’s involuntary termination for reasons other than for cause, disability or retirement, or in the event the executive resigns during the term of the agreement following (i) failure to elect or reelect or to appoint or reappoint the executive to the executive position; (ii) a material change in the nature or scope of the executive’s authority resulting in a reduction of the responsibility, scope, or importance of executive’s position; (iii) relocation of executive’s office by more than 20 miles; (iv) a material reduction in the benefits or perquisites paid to the executive unless such reduction is employer-wide; or (v) a material breach of the employment agreement by The LaPorte Savings Bank, then the executive would be entitled to a severance payment in the form of a cash lump sum equal to the base salary and bonus the executive would be entitled to receive for the remaining unexpired term of the employment agreement. For this purpose, the bonuses payable will be deemed to be equal to the highest bonus paid at any time during the prior three years, plus (b) a lump sum equal to the present value of the contributions that would reasonably have been expected to be made on executive’s behalf under The LaPorte Savings Bank’s defined contribution plans (e.g., 401(k) Plan, Employee Stock Ownership Plan) if the executive had continued working for the remaining unexpired term of the employment agreement earning the salary that would have been achieved during such period. Internal Revenue Code Section 409A may require that a portion of the above payments cannot be made until six months after termination of employment, if the executive is a “key employee” under IRS rules. In addition, the executive would be entitled, at no expense to the executive, to the continuation of life insurance and non-taxable medical and dental coverage for the remaining unexpired term of the employment agreement.
In the event of a change in control of The LaPorte Savings Bank or LaPorte Bancorp, Inc., followed by executive’s involuntary termination or resignation for one of the reasons set forth above within 18 months thereafter, the executive would be entitled to a severance payment in the form of a cash lump sum equal to (a) three (3) times the sum of (i) the highest rate of base salary paid to the executive at any time and (ii) the highest bonus paid to the executive with respect to the three (3) completed fiscal years prior to termination of employment, plus (b) a lump sum equal to the present value of the contributions that would reasonably have been expected to be made on the executive’s behalf under The LaPorte Savings Bank’s defined contribution plans (e.g., 401(k) Plan, Employee Stock Ownership Plan) if the executive had continued working for an additional thirty-six (36) months after termination of employment, earning the salary that would have been achieved during such period. In addition, the executive would be entitled, at no expense to the executive, to the continuation of life insurance and non-taxable medical and dental coverage for thirty-six (36) months following the termination of employment. In the event payments made to the executive include an “excess parachute payment” as defined in Section 280G of the Internal Revenue Code, such payments will be cutback by the minimum dollar amount necessary to avoid this result.
Under each employment agreement, if an executive becomes disabled within the meaning of such term under Section 409A of the Internal Revenue Code, the executive shall receive benefits under any short-term or long-term disability plans maintained by The LaPorte Savings Bank, plus, if amount paid under such disability programs are less than the executive’s base salary, The LaPorte Savings Bank shall pay the executive an additional amount equal to the difference between such disability plan benefits and the amount of the executive’s full base salary for five years following the termination of employment due to disability. Thereafter, Ms. Thompson will receive 75% of her base salary until she reaches age 65. The LaPorte Savings Bank will also provide the executive with continued life insurance and non-taxable medical and dental coverage until the earlier of (i) the date the executive returns to employment with The LaPorte Savings Bank; (ii) the executive’s full-time employment with another employer; (iii) the executive attaining the age of 65; or (iv) death. In the event of executive’s death, their estate or beneficiaries will be paid the executive’s base salary for two years from executive’s death, and the executive’s family will be entitled to continued non-taxable medical, dental and other insurance for thirty-six months following the executive’s death. Upon retirement at age 65 or such later date determined by the Board, the executive will receive only those benefits to which they are entitled under any retirement plan of The LaPorte Savings Bank to which they are a party.
Upon termination of the executive’s employment, the executive shall be subject to certain restrictions on their ability to compete or to solicit business or employees of The LaPorte Savings Bank for a period of one year following termination of employment.
The LaPorte Savings Bank entered into an employment agreement with Mr. Patrick W. Collins effective January 1, 2015. The agreement has a term of two years and will expire on December 31, 2016 unless The LaPorte Savings Bank and Mr. Collins mutually agree to extend the term. The employment agreement sets out his annual base salary as $140,246 for the year 2016. In the event of a termination of employment, the employment agreement does not provide for any severance payments or benefits. Upon termination of Mr. Collins’ employment, he shall be subject to certain confidentiality restrictions and restrictions on his ability to solicit business or employees of The LaPorte Savings Bank for a period of one year following termination of employment.
In connection with the execution of the Merger Agreement with Horizon Bancorp (“Horizon”) on March 10, 2016, LaPorte Bancorp, Inc., The LaPorte Savings Bank, Horizon, and Horizon Bank entered into a mutual termination of employment agreement with each of Lee A. Brady, Chief Executive Officer of LaPorte Bancorp, Inc., Michele M. Thompson, President and Chief Financial Officer of LaPorte Bancorp, Inc., and Patrick W. Collins, Senior Vice President of LaPorte Bancorp, Inc., which provides that each executive’s employment agreement will terminate on the closing date of the Merger and LaPorte Bancorp, Inc. and/or The LaPorte Savings Bank will make a lump sum cash payment to the executive on the same date. The amounts payable under the mutual termination of employment agreements are up to the following amounts: Mr. Brady - $1,097,739; Ms. Thompson - $913,329; and Mr. Collins - $350,000, less applicable tax withholding, and Messrs. Brady and Collins’ payments may be reduced to the limitation under Section 280G of the Internal Revenue Code of 1986, as amended. If payments to Ms. Thompson exceed the limitation under Section 280G of the Internal Revenue Code of 1986, as amended, payments under Ms. Thompson’s supplemental executive retirement agreement will be reduced. These payments are also conditioned upon Messrs. Brady and Collins and Ms. Thompson entering into a release agreement on or before the eighth day preceding the closing date of the Merger.

Cash-Based Incentive Compensation
We provide performance-based cash incentive awards to our executive officers, under the cash incentive plan approved by our Compensation Committee. Cash incentives are used to motivate and reward achievement of corporate and individual performance objectives. Funding for the cash-based incentive plan is based on an assessment of our actual financial performance relative to the financial performance goals based on a combination of financial factors. For the year ended December 31, 2015, these factors included the achievement of our strategic plan objectives and specific financial targets. Determination of individual awards was based primarily on an assessment of individual performance, as well as our financial performance. Our Compensation Committee believes that this funding and payment strategy provides a direct link between our financial performance and incentive compensation. Cash incentives were made under this plan for the year ended December 31, 2015 for financial targets met in 2015. Plan payouts are made no later than March 15 following our fiscal year end. The financial targets included income, loan delinquency, regulatory compliance, and each person’s individual performance. Payouts were tiered based on position held and by whether the goal was met at the threshold, target, or maximum level of payout. Weighting was divided between company performance and individual performance, again determined by position held. The chart below outlines the amounts that may be earned by our Chief Executive Officer and our President and Chief Financial Officer at the various targets for the year ended December 31, 2015. This chart is based on both the company and individual performance being at the same level although that is not necessarily the case based on the weighting for each position.

Title	Name	Base	Threshold	Target	Maximum
Chief Executive Officer	Lee A. Brady	$249,629	$21,218	$62,407	$93,611
President and Chief Financial Officer	Michele M. Thompson	204,275	17,363	51,069	76,603
Performance based quarterly cash incentives are also paid to our Mortgage Warehouse Lending Division’s officers and employees. These incentives are a percentage of base salary and are based on the Division’s quarterly return on equity, which provides a direct link between our financial performance and incentive compensation in that area. Plan payouts are made within 45 days following each quarter end. The maximum performance based cash incentive for Patrick W. Collins, Senior Vice President/Mortgage Warehouse Lending is 150% of base salary, or $210,369 for 2016.
Stock Based Compensation.
2014 Equity Incentive Plan. In May 2014, our shareholders approved the LaPorte Bancorp, Inc. 2014 Equity Incentive Plan (the “2014 Equity Incentive Plan”), which provides officers, employees, and directors of LaPorte Bancorp, Inc. and The LaPorte Savings Bank with additional incentives to promote our growth and performance. Most of the companies that we compete with for directors and management-level employees are public companies that offer equity compensation as part of their overall director and officer compensation programs. By approving the 2014 Equity Incentive Plan, our shareholders have given us the flexibility we need to continue to attract and retain highly qualified officers and directors by offering a competitive compensation program that is linked to the performance of our common stock.
The 2014 Equity Incentive Plan authorizes the issuance or delivery of up to 473,845 shares of LaPorte Bancorp, Inc. common stock pursuant to grants of restricted stock awards, incentive stock options, and non-qualified stock options. In addition, at the date the 2014 Equity Incentive Plan was approved, there were 14,471 shares of stock that were rolled over from the terminated 2011 Equity Incentive Plan and added to the shares available for awards under the 2014 Equity Incentive Plan. Any stock awards that had been granted under the 2011 Equity Incentive Plan and are subsequently forfeited will also be available for issuance under the 2014 Equity Incentive Plan. Under the 2014 Equity Incentive Plan, the maximum number of shares of stock that may be delivered pursuant to the exercise of stock options is 352,544, and the maximum number of shares of stock that may be issued as restricted stock awards is 135,772.
The 2014 Equity Incentive Plan is administered by the members of LaPorte Bancorp, Inc.’s Compensation Committee of the Board of Directors (the “Committee”) who are “Disinterested Board Members,” as defined in the 2014 Equity Incentive Plan. The Committee has the authority and discretion to select the persons who will receive awards; establish the terms and conditions relating to each award; adopt rules and regulations relating to the 2014 Equity Incentive Plan; and interpret the 2014 Equity Incentive Plan. The 2014 Equity Incentive Plan also permits the Committee to delegate all or any portion of its responsibilities and powers.
Our employees and outside directors are eligible to receive awards under the 2014 Equity Incentive Plan. Awards may be granted in a combination of restricted stock awards, incentive stock options and non-qualified stock options. The exercise price of stock options granted under the Equity Incentive Plan may not be less than the fair market value on the date the stock option is granted. Stock options are subject to vesting conditions and restrictions as determined by the Committee.

All stock options and restricted stock awards are subject to time-based vesting. The stock option grants and time-based restricted stock awards made to date vest over a five-year period, with 20% of the awards vesting each year. The recipients of restricted stock awards are entitled to receive the cash dividends paid on all restricted stock awards, whether such awards are vested or not.
Stock awards under the 2014 Equity Incentive Plan will be granted only in whole shares of common stock. All restricted stock and stock option grants will be subject to conditions established by the Committee that are set forth in the award agreement. All awards granted under the 2014 Equity Incentive Plan will vest upon death, disability, or involuntary termination of employment or service following a change in control (as defined in the 2014 Equity Incentive Plan) of LaPorte Bancorp, Inc.
2011 Equity Incentive Plan. In May 2011, our shareholders approved the LaPorte Bancorp, Inc. 2011 Equity Incentive Plan (the “2011 Equity Incentive Plan”), which authorized the issuance or delivery of up to 417,543 shares of LaPorte Bancorp, Inc. common stock pursuant to grants of restricted stock awards, incentive stock options, and non-qualified stock options. The maximum number of shares of stock that could have been delivered pursuant to the exercise of stock options was 298,245, of which 289,829 stock options were granted. The maximum number of shares of stock that could have been issued as restricted stock awards was 119,298, of which 118,910 awards were granted. In connection with the implementation of the 2014 Equity Incentive Plan, no further grants or awards will be made under the 2011 Equity Incentive Plan.
Set forth below is certain information regarding outstanding equity awards granted to our Named Executive Officers at December 31, 2015.
Outstanding Equity Awards at December 31, 2015

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)		Market value of shares or units of stock that have not vested ($) (6)
Lee A. Brady	11,100	44,400	(1)	11.50	10/14/2024	22,373	(3)	340,070
	40,560	10,142	(2)	6.44	9/13/2021	—		—
Michele M. Thompson	9,000	36,000	(1)	11.50	10/14/2024	20,616	(4)	313,363
	31,016	7,756	(2)	6.44	9/13/2021	—		—
Patrick W. Collins	4,900	19,600	(1)	11.50	10/14/2024	10,811	(5)	164,327
	16,700	4,177	(2)	6.44	9/13/2021	—		—

(1)
Represents stock options granted pursuant to the 2014 Equity Incentive Plan, which was approved by shareholders in May 2014. The remaining stock options vest equally over a four year period beginning October 14, 2016.

(2)	Represents stock options granted pursuant to the 2011 Equity Incentive Plan, which was approved by shareholders in May 2011. The remaining stock options vest on September 13, 2016.

(3)	Mr. Brady’s restricted stock vest as follows: 4,773 on September 13, 2016 and 4,400 on October 14, 2016, 2017, 2018, and 2019.

(4)	Ms. Thompson’s restricted stock vest as follows: 3,816 on September 13, 2016 and 4,200 on October 14, 2016, 2017, 2018, and 2019.

(5)	Mr. Collins’ restricted stock vest as follows: 1,611 on September 13, 2016 and 2,300 on October 14, 2016, 2017, 2018, and 2019.

(6)	The amounts in this column are based on the fair market value of our common stock on December 31, 2015 of $15.20 per share.
Retirement Plans
401(k) Plan. The LaPorte Savings Bank adopted a 401(k) Savings Plan, a tax-qualified defined contribution plan, effective as of July 1, 1994 and restated on January 1, 2015, for all employees of The LaPorte Savings Bank who have satisfied the plan’s eligibility requirements. Prior to December 2011, employees were eligible to participate in the 401(k) Savings Plan the first day of the quarter following the date that they have met the requirements of having at least one calendar year of service and reaching the age of 21. As a result of the amendment, employees are eligible to participate in the 401(K) Savings Plan the first day of the quarter following employment and reaching the age of 21. Employees are eligible to receive an employer match upon the first of the quarter after having met the requirements of at least one year of service and reaching the age of 21. Eligible employees may contribute up to 75% of their compensation to the plan on a pre-tax basis, subject to limitations imposed by the Internal Revenue Code of 1986, as amended. For 2015, the salary deferral contribution limit was $18,000; provided, however, that participants over age 50 could have contributed an additional $6,000 to the plan. The LaPorte Savings Bank matches 25% of the first 6% of a participant’s deferral contribution once they have met the requirements to receive the match. Participants are vested in their employer matching contributions on a 20% per year vesting schedule whereby each employee is 100% vested following the completion of five years of service. Generally, payment of the participants’ vested account balance may commence on the date on which they attain their normal retirement age, which is the older of (i) age 60, or (ii) their age on the date five years after the first day of the plan year in which the participants’ entry date occurred.
Employee Stock Ownership Plan. The LaPorte Savings Bank adopted the Employee Stock Ownership Plan (“ESOP”), effective as of January 1, 2007 and restated effective January 1, 2015. Employees of The LaPorte Savings Bank, who are at least 21 years old and have completed at least 1,000 hours and one calendar year of service, are eligible to participate. They are eligible to participate as of the first day of the quarter after meeting the eligibility requirements. In 2007, the ESOP borrowed funds from LaPorte Bancorp, Inc. and used those funds to purchase 238,599 shares (adjusted for the Company’s second step conversion exchange ratio of 1.3190) of common stock for the ESOP. The loan will be repaid principally from discretionary contributions by The LaPorte Savings Bank to the ESOP over a period of not more than 20 years. Collateral for the loan is the common stock purchased by the ESOP. Shares purchased by the ESOP are held in a suspense account for allocation among participants’ accounts as the loan is repaid, and are released in an amount proportional to the repayment of the loan. Shares released from the suspense account and other contributions made by The LaPorte Savings Bank are allocated among the ESOP participants’ accounts on the basis of their compensation earned in the year of allocation. Benefits under the ESOP will become vested at the rate of 20% per year, starting upon completion of one year of credited service, and will be fully vested upon completion of five years of credited service. Participants’ interest in their account under the ESOP also fully vest in the event of termination of service due to the participants’ normal retirement, death, disability, or upon a change in control (as defined in the ESOP). Vested benefits will be payable generally upon the participants’ termination of service with The LaPorte Savings Bank, and will be paid in the form of common stock, or to the extent participants’ accounts contain cash, benefits will be paid in cash. However, participants have the right to elect to receive their benefits entirely in the form of common stock.
In connection with LaPorte Bancorp, Inc.’s second-step conversion, the trustee for our existing ESOP purchased, on behalf of the ESOP, 270,768 shares of common stock sold in the offering. The ESOP funded its stock purchase with a loan from LaPorte Bancorp, Inc. equal to the aggregate purchase price of the common stock plus the remaining outstanding balance on the existing loan, which was refinanced and consolidated with the new loan. The loan has a 20-year term and will be repaid principally through The LaPorte Savings Bank contributions to the ESOP and dividends payable on common stock held by the ESOP over the term of the loan. The interest rate for the ESOP loan is an adjustable interest rate equal to the prime rate as published in The Wall Street Journal, adjusted annually. In connection with the proposed merger of LaPorte Bancorp, Inc. with Horizon Bancorp, the ESOP will terminate and participants will become fully vested in their account balances.
Supplemental Executive Retirement Plan. The LaPorte Savings Bank entered into a Supplemental Executive Retirement Agreement (“Supplemental Retirement Plan”) with Mr. Brady effective August 1, 2002. On October 26, 2010, The LaPorte Savings Bank entered into a Supplemental Executive Retirement Plan Agreement with Ms. Michele M. Thompson that has substantially the same terms as the Supplemental Retirement Plan entered into with Mr. Brady in 2002. The Supplemental Retirement Plan was amended on September 23, 2008 to comply with Internal Revenue Code Section 409A and restated effective October 26, 2010. If the executive’s employment is terminated on or after the executive’s normal retirement age (65) for reasons other than death, for cause, or change in control, the executive will be entitled to an annual benefit under the Supplemental Retirement Plan equal to 2% of the executive’s base salary multiplied by the number of years of service (not to exceed 20) of the executive. The Supplemental Retirement Plan benefit will be paid to the executive in 12 equal monthly installments commencing with the month following the executive’s normal retirement date and payable for a period of 15 years. If the executive terminates employment other than for cause prior to the executive’s normal retirement age, the executive will receive his or her accrued balance in the Supplemental Retirement Plan, computed as of the last completed fiscal year end of The LaPorte Savings Bank preceding the executive’s date of termination. Such benefit will be paid in the form of a fixed annuity in 180 equal monthly installments commencing on the first day of the month following the executive’s termination of employment, or if the executive’s termination of employment is due to disability, on the first day of the month following the executive’s normal retirement age. In the event of a change in control followed by the executive’s termination of employment within 24 months thereafter, the executive will receive his or her projected accrued balance under the plan, calculated as if the executive attained his or her normal retirement age. Such benefit will be paid in the form of a lump sum within 60 days following the executive’s date of termination. Participants in the Supplemental Retirement Plan have also entered into an endorsement split dollar life agreement to informally fund the pre-retirement death benefits under the Supplemental Retirement Plan. If an executive dies while actively employed by The LaPorte Savings Bank, the executive will not receive any benefits under the Supplemental Retirement Plan and, instead, the executive’s beneficiary shall receive a benefit payable under the split dollar agreement.
On December 28, 2010, The LaPorte Savings Bank entered into a Supplemental Executive Retirement Plan Agreement with Mr. Patrick W. Collins that has substantially the same terms as that entered into in 2002 with Mr. Brady. However, Mr. Collins’ Plan differs in that if his employment is terminated on or after his normal retirement age (65) for reasons other than death, for cause, or change in control, he will be entitled to an annual benefit under the Supplemental Retirement Plan equal to 2% of his base salary multiplied by the number of years of service not to exceed 15 years, rather than not to exceed 20 years. Mr. Collins also has a split dollar life agreement to informally fund the pre-retirement death benefits under the Supplemental Retirement Plan.

The aggregate expense attributable to the Supplemental Retirement Plans was approximately $185,000 for the year ended December 31, 2015.
Deferred Compensation Agreement. The LaPorte Savings Bank entered into a deferred compensation agreement with Mr. Brady initially effective as of February 27, 1979, and amended effective September 23, 2008 to comply with Internal Revenue Code Section 409A. In accordance with the terms of the deferred compensation agreement, if Mr. Brady is continuously employed by The LaPorte Savings Bank through his 65th birthday, upon his retirement, Mr. Brady will generally be entitled to receive compensation of $200 per month for a continuous period of 120 months. If Mr. Brady dies after the payments have begun, but before receiving 120 monthly payments, the remaining payments shall be paid to Mr. Brady’s widow for the shorter of his widow’s lifetime or until the date of the 120th monthly payment. There was no expense attributable to the deferred compensation agreement for the year ended December 31, 2015.
Compensation Of Directors
The following table sets forth the compensation earned by non-employee directors during the year ended December 31, 2015.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)
Paul G. Fenker	24,150	—	—	5,720	(3)	29,870
Ralph F. Howes	24,150	—	—	5,720	(4)	29,870
Mark A. Krentz	24,150	—	—	13,970	(5)	38,120
L. Charles Lukmann, III	24,150	—	—	6,184	(6)	30,334
Jerry L. Mayes	24,150	—	—	5,720	(7)	29,870
Dale A. Parkison	24,150	—	—	13,001	(8)	37,151
Robert P. Rose	24,150	—	—	6,380	(9)	30,530

(1)	The aggregate number of unvested restricted stock awards held by each non-employee director at December 31, 2015 was 4,418.

(2)
The aggregate number of outstanding unexercised options held by Messrs. Fenker, Krentz, Mayes, and Parkison at December 31, 2015 was 22,433. The aggregate number of outstanding unexercised options held by Messrs. Howes, Lukmann, and Rose at December 31, 2015 was 15,725.

(3)	Includes $4,800 in health insurance premiums paid by The LaPorte Savings Bank and $920 received from cash dividends on unvested restricted stock awards.

(4)	Includes $4,800 in health insurance premiums paid by The LaPorte Savings Bank and $920 received from cash dividends on unvested restricted stock awards.

(5)	Includes $13,050 in health insurance premiums paid by The LaPorte Savings Bank and $920 received from cash dividends on unvested restricted stock awards.

(6)	Includes $5,264 in health insurance premiums paid by The LaPorte Savings Bank and $920 received from cash dividends on unvested restricted stock awards.

(7)	Includes $4,800 in health insurance premiums paid by The LaPorte Savings Bank and $920 received from cash dividends on unvested restricted stock awards.

(8)	Includes $12,081 in health insurance premiums paid by The LaPorte Savings Bank and $920 received from cash dividends on unvested restricted stock awards.

(9)	Includes $5,460 in health insurance premiums paid by The LaPorte Savings Bank and $920 received from cash dividends on unvested restricted stock awards.
In 2015, each non-employee director was paid an annual retainer fee of $24,150, paid in equal monthly installments.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2015 about Company common stock that may be issued under the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon the exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders	581,826	$9.40	22,132
Equity compensation plans not approved by security holders	—	—	—
Total	581,826	$9.40	22,132

Security Ownership of Management

The following table sets forth the number and percent of common shares beneficially owned by our directors, executive officers named in the Summary Compensation Table, and all directors and executive officers as a group as of March 21, 2016. On that date, 5,580,115 common shares were issued and outstanding.

Name (1)	Shares of Common Stock Beneficially Owned (2)		Percent of Class

DIRECTORS
L. Charles Lukmann, III	56,018	(3)	1.0%
Ralph F. Howes	43,885	(4)	*
Michele M. Thompson	108,412	(5)	1.9%
Mark A. Krentz	21,762	(6)	*
Jerry L. Mayes	35,258	(7)	*
Dale A. Parkison	32,301	(8)	*
Lee A. Brady	138,280	(9)	2.5%
Paul G. Fenker	44,768	(10)	*
Robert P. Rose	31,125	(11)	*

NAMED EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS
Patrick W. Collins	51,695	(12)	*
All Directors and Executive Officers as a Group (12 Persons)	663,011	(13)	11.9%

*	Less than 1%.

(1)	The mailing address for each person listed is 710 Indiana Avenue, LaPorte, Indiana 46350.

(2)
In accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, a person is deemed to be the beneficial owner for purposes of this table, of any shares of common stock if he or she has shared voting or dispositive power with respect to such security, or has a right to acquire beneficial ownership at any time within 60 days from the date as of which beneficial ownership is being determined. As used herein, “voting power” is the power to vote or direct the voting of shares and “dispositive power” is the power to dispose or direct the disposition of shares. Beneficial ownership includes all shares held directly, as well as shares held by spouses, minor children or in trust or other indirect form of ownership, over which shares the named individuals effectively exercise sole or shared voting or investment power. For each non-employee director, the number of shares listed includes 4,418 restricted stock awards which have not vested as of March 21, 2016.

(3)	Includes 18,007 shares held by Mr. Lukmann’s IRA and 4,486 shares that can be acquired pursuant to stock options exercisable within 60 days of March 21, 2016.

(4)	Includes 19,455 shares held by Mr. Howes’ IRA and 4,486 shares that can be acquired pursuant to stock options exercisable within 60 days of March 21, 2016.

(5)
Includes 13,190 shares held in Ms. Thompson’s IRA; 8,118 shares held in her 401(k); 7,001 shares held through the ESOP; 20,616 in stock awards which have not vested; and 40,016 shares that can be acquired pursuant to stock options exercisable within 60 days of March 21, 2016.

(6)	Includes 11,194 shares that can be acquired by Mr. Krentz pursuant to stock options exercisable within 60 days of March 21, 2016.

(7)	Includes 15,190 shares held in Mr. Mayes’ trust and 11,194 shares that can be acquired pursuant to stock options exercisable within 60 days of March 21, 2016.

(8)	Includes 11,194 shares that can be acquired by Mr. Parkison pursuant to stock options exercisable within 60 days of March 21, 2016.

(9)
Includes 28,698 shares held in Mr. Brady’s 401(k); 8,436 shares held through the ESOP; 22,373 in stock awards which have not vested; and 51,660 shares that can be acquired pursuant to stock options exercisable within 60 days of March 21, 2016.

(10)
Includes 17,015 shares held by Mr. Fenker’s IRA, 7,620 shares held by Mr. Fenker’s spouse’s IRA, and 11,194 shares that can be acquired pursuant to stock options exercisable within 60 days of March 21, 2016.

(11)	Includes 11,057 shares held by Mr. Rose’s IRA and 4,486 shares that can be acquired pursuant to stock options exercisable within 60 days of March 21, 2016.

(12)
Includes 923 shares held in Mr. Collins’ IRA; 3,501 shares held by Mr. Collins’ 401(k); 6,119 shares held through Mr. Collins’ ESOP; 10,811 in stock awards which have not vested; and 21,600 shares that can be acquired pursuant to stock options exercisable within 60 days of March 21, 2016.

STOCK OWNERSHIP
Persons and groups who beneficially own in excess of 5% of our shares of common stock are required to file certain reports with the Securities and Exchange Commission regarding such ownership pursuant to the Securities Exchange Act of 1934, as amended. The following table sets forth, as of March 21, 2016, the shares of our common stock beneficially owned by each person known to us who was the beneficial owner of more than 5% of the outstanding shares of our common stock.

Name and Address of Beneficial Owner	Number of Shares Owned and Nature of Beneficial Ownership		Percent of Shares of Common Stock Outstanding (1)

Castine Capital Management, LLC Paul Magidson One International Place, Suite 2401 Boston, Massachusetts 02110	482,809	(2)	8.7%

Delaware Charter Guarantee & Trust Company dba Principal Trust Company as Trustee for The LaPorte Savings Bank Employee Stock Ownership Plan 1013 Centre Road Ste 300 Wilmington DE 19805-1265	478,809	(3)	8.6%

Wellington Management Group, LLP 280 Congress Street Boston, MA 02210	404,780	(4)	7.3%

Maltese Capital Management LLC Maltese Capital Holdings, LLC Malta Hedge Fund II, L.P. Terry Maltese 150 East 52nd Street, 30th Floor New York, New York 10022	241,200	(5)	4.3%

(1)	See definition of “beneficial ownership” in the footnotes to the table under “Security Ownership of Management” above.

(2)
On a Schedule 13G/A filed with the Securities and Exchange Commission on February 16, 2016, Castine Capital Management, LLC reported shared dispositive and voting power with respect to 482,809 shares of our common stock and Paul Magidson reported shared dispositive and voting power with respect to 482,809 shares of our common stock.

(3)
On a Schedule 13G/A filed with the Securities and Exchange Commission on February 10, 2016, Delaware Charter Guarantee & Trust Company dba Principal Trust Company as Trustee for The LaPorte Savings Bank Employee Stock Ownership Plan reported shared dispositive and voting power of 478,809 shares held by the Employee Stock Ownership Plan Trust.

(4)
On a Schedule 13G/A filed with the Securities and Exchange Commission on February 11, 2016, Wellington Management Group, LLP reported shared dispositive and voting power with respect to 404,780 shares of our common stock.

(5)
On a Schedule 13G/A filed with the Securities and Exchange Commission on February 10, 2016, Maltese Capital Management LLC reported shared dispositive and voting power with respect to 241,200 shares of our common stock; Maltese Capital Holdings, LLC reported shared dispositive and voting power with respect to 199,000 shares of our common stock; Malta Hedge Fund II, L.P. reported shared dispositive and voting power with respect to 150,000 shares of our common stock; and Terry Maltese reported shared dispositive and voting power with respect to 241,200 shares of our common stock and reported sole voting and dispositive power with respect to 12,500 shares of our common stock.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Certain Business Relationships and Transactions
Loans and Extensions of Credit. The aggregate amount of loans by The LaPorte Savings Bank to its executive officers, directors, and members of their immediate families, was $362,000 at December 31, 2015. As of that date, these loans were performing in accordance with their original terms. The outstanding loans made to our directors, executive officers, and members of their immediate families, were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to The LaPorte Savings Bank and did not involve more than the normal risk of collectability or present other unfavorable features.

Board Independence
Our Board of Directors has determined that all directors except for directors Brady and Thompson are “independent” within the meaning of the rules of the NASDAQ Stock Market LLC (“Nasdaq”). Mr. Brady and Ms. Thompson are not independent because they are executive officers of LaPorte Bancorp, Inc. In determining the independence of its members, our Board of Directors considered certain transactions, including relationships and arrangements between us and our directors that are not required to be disclosed under the heading “Certain Business Relationships and Transactions.” These relationships include loans or lines of credit that The LaPorte Savings Bank has directly or indirectly made to directors, and a referral agreement between The LaPorte Savings Bank and Harbour Trust & Investment Management Company, a financial services company of which director Rose serves as President. These transactions were not material to us or our directors.

Item 14.	Principal Accountant Fees and Services
Our independent registered public accounting firm for the years ended December 31, 2015 and 2014 was BKD, LLP. Set forth below is certain information concerning aggregate fees for professional services rendered by BKD, LLP during the years ended December 31, 2015 and 2014.
The aggregate fees included in the Audit Fees category were fees for the fiscal years for the audit of our annual financial statements and the review of our quarterly financial statements. The aggregate fees included in each of the other categories were fees billed in the stated periods.

	Year Ended December 31,
	2015	2014
Audit Fees	$99,950	$95,000
Audit-Related Fees	20,000	—
Tax Fees	25,570	2,450
All Other Fees	25,610	20,900
Audit Fees. For 2015 and 2014, the audit fees included fees that are customary under generally accepted accounting standards and are the aggregate fees that we incurred for professional services rendered for the audit of our annual consolidated financial statements for fiscal years 2015 and 2014, and include fees for the review of our quarterly consolidated financial statements included in our quarterly Form 10-Qs for both years.
Audit Related Fees. The audit related fees for 2015 included professional services for the audit of our 401(k) plan. There were no audit related fees paid during 2014 to our principal auditor.
Tax Fees. The tax fees for 2015 and 2014 included professional services for preparation of federal and state income tax returns and assistance in preparing quarterly estimated tax deposits.
All Other Fees. All other fees for 2015 and 2014 included professional services for compliance and Bank Secrecy Act reviews.
Our Audit Committee has considered whether the provision of the non-audit services described above is compatible with maintaining the independence of BKD, LLP during 2015 and 2014. Our Audit Committee concluded that performing such services did not affect the independence of BKD, LLP in performing their function as our independent registered public accounting firm for the years ended December 31, 2015 and 2014.
Our Audit Committee’s policy is to pre-approve all audit and non-audit services provided by our independent registered public accounting firm, either by approving an engagement prior to the engagement or pursuant to a pre-approval policy with respect to particular services. These services may include audit services, audit-related services, tax services, and other services. Our Audit Committee has delegated pre-approval authority to the Chairman of the Audit Committee when expedition of services is necessary. The independent registered public accounting firm and management are required to periodically report to the full Audit Committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this pre-approval and the fees for the services performed to date. All audit-related fees, tax fees, and all other fees described above were approved either as part of our engagement of BKD, LLP during 2015 and 2014 or pursuant to the pre-approval policy described above.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)(1) Financial Statements
The following are filed as a part of this report by means of incorporation by reference to LaPorte Bancorp, Inc.’s 2015 Annual Report to Shareholders:

(A)	Report of Independent Registered Public Accounting Firm

(B)	Consolidated Balance Sheets—at December 31, 2015 and 2014

(C)	Consolidated Statements of Income—Years ended December 31, 2015 and 2014

(D)	Consolidated Statements of Comprehensive Income (Loss)—Years ended December 31, 2015 and 2014

(E)	Consolidated Statements of Changes In Shareholders’ Equity—Years ended December 31, 2015 and 2014

(F)	Consolidated Statements of Cash Flows—Years ended December 31, 2015 and 2014

(G)	Notes to Consolidated Financial Statements.
(a)(2)  Financial Statement Schedules
None.
(a)(3)  Exhibits

2.1	Agreement and Plan of Merger By and Among Horizon Bancorp and LaPorte Bancorp, Inc., dated March 10, 2016 (1)
3.1	Articles of Incorporation of LaPorte Bancorp, Inc. (2)
3.2	Bylaws of LaPorte Bancorp, Inc. (3)
4	Form of Common Stock Certificate of LaPorte Bancorp, Inc. (4)
10.1	Employment Agreement by and among Lee A. Brady and The LaPorte Savings Bank effective February 26, 2008 (5)
10.2	Employment Agreement by and among Michele M. Thompson and The LaPorte Savings Bank effective February 26, 2008 (6)
10.3	First Amendment of Employment Agreement for Lee A. Brady dated September 23, 2008 (7)
10.4	Second Amendment to the Employment Agreement for Lee A. Brady dated July 12, 2011 (8)
10.5	First Amendment to the Employment Agreement for Michele M. Thompson dated September 23, 2008 (9)
10.6	Second Amendment to the Employment Agreement for Michele M. Thompson dated July 12, 2011 (10)
10.7	Employment agreement by and among Patrick W. Collins and The LaPorte Savings Bank dated January 1, 2011(11)
10.8	Amended and Restated Supplemental Executive Retirement Plan by and among Lee A. Brady and The LaPorte Savings Bank dated October 26, 2010 (12)
10.9	Supplemental Executive Retirement Agreement by and among Michele M. Thompson and The LaPorte Savings Bank dated October 26, 2010 (13)
10.10	Supplemental Executive Retirement Agreement by and among Patrick W. Collins and The LaPorte Savings Bank dated December 28, 2010 (14)
10.11	Split Dollar Agreement by and among Patrick W. Collins and The LaPorte Savings Bank dated December 28, 2010 (15)
10.12	Split Dollar Agreement by and among Michele M. Thompson and The LaPorte Savings Bank dated October 26, 2010 (16)
10.13	Split Dollar Agreement by and among Lee A. Brady and The LaPorte Savings Bank dated January 1, 2003 (17)
10.14	Deferred Compensation Agreement by and among Lee A. Brady and The LaPorte Savings Bank dated February 27, 1979 (18)
10.15	First Amendment to the Deferred Compensation Agreement by and among Lee A. Brady and The LaPorte Savings Bank dated September 23, 2008 (19)

10.16	Employee Stock Ownership Plan amended and restated effective January 1, 2011 (20)
10.17	LaPorte Bancorp, Inc. 2011 Equity Incentive Plan (21)
10.18	LaPorte Bancorp, Inc. 2014 Equity Incentive Plan (22)
10.19	Voting Agreement dated March 10, 2016 (23)
10.20	Termination of Employment Agreement, dated March 10, 2016, by and among Lee A. Brady, LaPorte Bancorp, Inc., LaPorte Savings Bank, Horizon Bancorp, and Horizon Bank, National Association (24)
10.21	Termination of Employment Agreement, dated March 10, 2016, by and among Michele M. Thomson, LaPorte Bancorp, Inc., LaPorte Savings Bank, Horizon Bancorp, and Horizon Bank, National Association (25)
10.22	Termination of Employment Agreement, dated March 10, 2016, by and among Patrick W. Collins, LaPorte Bancorp, Inc., LaPorte Savings Bank, Horizon Bancorp, and Horizon Bank, National Association (26)
13	Consolidated Financial Statements
21	Subsidiaries of Registrant
23.1	Consent of BKD LLP
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101
Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Consolidated Balance Sheets as of December 31, 2015 and 2014, (ii) the Consolidated Statements of Income for the years ended December 31, 2015 and 2014, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015 and 2014, (iv) the Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2015 and 2014, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014, and (vi) the notes to the Consolidated Financial Statements

(1)	Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of LaPorte Bancorp, Inc. (file no. 001-33733) filed with the Securities and Exchange Commission on March 14, 2016.

(2)
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

(7)
Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K of LaPorte Bancorp, Inc. (file no. 001-33733) for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009.

(8)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of LaPorte Bancorp, Inc. (file no. 001-33733) filed with the Securities and Exchange Commission on July 12, 2011.

(9)
Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K of LaPorte Bancorp, Inc. (file no. 001-33733), originally filed with the Securities and Exchange Commission on March 31, 2009.

(10)
Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of LaPorte Bancorp, Inc. (file no. 001-33733), originally filed with the Securities and Exchange Commission on July 12, 2011.

(11)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of LaPorte Bancorp, Inc. (file no. 001-33733) filed with the Securities and Exchange Commission on December 29, 2010.

(12)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of LaPorte Bancorp, Inc. (file no. 001-33733) filed with the Securities and Exchange Commission on October 28, 2010.

(13)
Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of LaPorte Bancorp, Inc. (file no. 001-33733), originally filed with the Securities and Exchange Commission on October 28, 2010.

(14)
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

(16)
Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of LaPorte Bancorp, Inc. (file no. 001-33733), originally filed with the Securities and Exchange Commission on October 28, 2010.

(17)
Incorporated by reference to Exhibit 10.13 to the Registration Statement on Form S-1 of LaPorte Bancorp, Inc. (file no. 333-182106), originally filed with the Securities and Exchange Commission on June 13, 2012.

(18)
Incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-1 of LaPorte Bancorp, Inc. (file no. 333-143526), originally filed with the Securities and Exchange Commission on June 5, 2007.

(19)
Incorporated by reference to Exhibit 10.12 to the Annual Report on Form 10-K of LaPorte Bancorp, Inc. (file no. 001-33733) for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 31, 2009.

(20)
Incorporated by reference to Exhibit 10.16 to the Registration Statement on Form S-1 of LaPorte Bancorp, Inc. (file no. 333-182106), originally filed with the Securities and Exchange Commission on June 13, 2012.

(21)	Incorporated by reference to Exhibit 10 to the Registration Statement on Form S-8 (file no. 333-177549) filed with the Securities and Exchange Commission on October 27, 2011.

(22)	Incorporated by reference to the Company’s Definitive Proxy Statement for the Annual Meeting of Shareholders filed with the SEC on April 3, 2014.

(23)	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of LaPorte Bancorp, Inc. (file no. 001-33733) filed with the Securities and Exchange Commission on March 14, 2016.

(24)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of LaPorte Bancorp, Inc. (file no. 001-33733) filed with the Securities and Exchange Commission on March 14, 2016.

(25)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of LaPorte Bancorp, Inc. (file no. 001-33733) filed with the Securities and Exchange Commission on March 14, 2016.

(26)	Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of LaPorte Bancorp, Inc. (file no. 001-33733) filed with the Securities and Exchange Commission on March 14, 2016.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAPORTE BANCORP, INC.

Date: March 24, 2016	By:	/s/ Lee A. Brady
Lee A. Brady
Chief Executive Officer (Duly Authorized Representative)
Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Lee A. Brady	Chief Executive Officer (Principal Executive Officer)	March 24, 2016
Lee A. Brady

/s/ Michele M. Thompson	President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 24, 2016
Michele M. Thompson

/s/ Paul G. Fenker	Chairman of the Board	March 24, 2016
Paul G. Fenker

/s/ Mark A. Krentz	Secretary of the Board	March 24, 2016
Mark A. Krentz

/s/ Ralph F. Howes	Director	March 24, 2016
Ralph F. Howes

/s/ L. Charles Lukmann, III	Director	March 24, 2016
L. Charles Lukmann, III

/s/ Jerry L. Mayes	Vice Chairman of the Board	March 24, 2016
Jerry L. Mayes

/s/ Robert P. Rose	Director	March 24, 2016
Robert P. Rose

/s/ Dale A. Parkison	Director	March 24, 2016
Dale A. Parkison