Form 10-Q
period 2016-03-31
LaPorte Bancorp, Inc.
filed 2016-05-05
CIK 1549276

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐    NO  ☒
Number of shares of common stock outstanding at April 29, 2016: 5,580,115

PART I	FINANCIAL INFORMATION

ITEM 1	CONSOLIDATED FINANCIAL STATEMENTS

LAPORTE BANCORP, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Dollars in thousands, except share data)
	(Unaudited)
ASSETS
Cash and due from financial institutions	$11,361	$18,459
Interest-earning time deposits in other financial institutions	14,532	13,599
Securities available-for-sale	122,241	122,243
Loans held for sale, at fair value	686	3,581
Loans, net of allowance for loan losses of $3,636 at March 31, 2016 and $3,634 at December 31, 2015	337,451	341,552
Mortgage servicing rights	321	334
Other real estate owned	2,170	2,200
Premises and equipment, net	8,477	8,608
Federal Home Loan Bank stock, at cost	4,029	4,029
Goodwill	8,431	8,431
Other intangible assets	142	153
Bank owned life insurance	15,140	15,034
Accrued interest receivable and other assets	3,943	4,968
Total assets	$528,924	$543,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits:
Non-interest bearing	$65,906	$62,020
Interest bearing	295,250	328,939
Total deposits	361,156	390,959
Federal Home Loan Bank advances	69,132	55,000
Subordinated debentures	5,155	5,155
Accrued interest payable and other liabilities	6,758	6,529
Total liabilities	442,201	457,643
Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock, no par value; 50,000,000 shares authorized; none issued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized at March 31, 2016 and December 31, 2015; 5,580,115 and 5,578,223 shares issued and outstanding at March 31, 2016 and December 31, 2015	56	56
Additional paid-in capital	40,421	40,120
Retained earnings	48,312	47,940
Accumulated other comprehensive income, net of tax expense of $395 at March 31, 2016 and $162 at December 31, 2015	767	310
Unearned Employee Stock Ownership Plan (ESOP) shares	(2,833)	(2,878)
Total shareholders’ equity	86,723	85,548
Total liabilities and shareholders’ equity	$528,924	$543,191
See accompanying condensed notes to consolidated financial statements (unaudited).

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share data)
Interest and dividend income:
Loans, including fees	$4,124	$3,601
Taxable securities	327	410
Tax exempt securities	368	408
Federal Home Loan Bank stock	43	43
Other interest income	73	19
Total interest and dividend income	4,935	4,481
Interest expense:
Deposits	340	294
Federal Home Loan Bank advances	309	268
Subordinated debentures	47	42
Short-term borrowings	—	1
Total interest expense	696	605
Net interest income	4,239	3,876
Provision for loan losses	—	105
Net interest income after provision for loan losses	4,239	3,771
Noninterest income:
Service charges on deposit accounts	75	76
ATM and debit card fees	105	103
Wire transfer fees	118	78
Earnings on bank owned life insurance, net	106	105
Net gains on mortgage banking activities	156	130
Loan servicing fees, net	98	13
Net gains on sales of securities available-for-sale	—	50
Gains (losses) on other assets	(30)	10
Other income	38	37
Total noninterest income	666	602
Noninterest expense:
Salaries and employee benefits	2,150	1,934
Legal and other consulting fees	659	21
Occupancy and equipment	429	468
Data processing	178	153
Bank examination fees	114	112
Collection and other real estate owned	98	31
FDIC insurance	69	70
Advertising	42	82
Amortization of intangible assets	11	14
Other expenses	409	380
Total noninterest expense	4,159	3,265
Income before income taxes	746	1,108
Income tax expense	151	156
Net income	$595	$952

Earnings per share (Note 3):
Basic	$0.11	$0.18
Diluted	0.11	0.18
See accompanying condensed notes to consolidated financial statements (unaudited).

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Net income	$595	$952
Other comprehensive income:
Unrealized gains on securities:
Unrealized holding gains arising during the period	1,299	1,012
Reclassification adjustment for net gains included in net income	—	(50)
Gross unrealized gains	1,299	962
Related income tax expense	(442)	(327)
Net unrealized gains	857	635
Unrealized losses on cash flow hedges:
Gross unrealized losses	(607)	(449)
Related income tax benefit	207	153
Net unrealized losses	(400)	(296)
Total other comprehensive income	457	339
Comprehensive income	$1,052	$1,291

See accompanying condensed notes to consolidated financial statements (unaudited).

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net of Tax	Unearned ESOP Shares	Total
	(Dollars in thousands, except per share data)
Balance at January 1, 2015	$57	$40,609	$44,258	$522	$(3,058)	$82,388
Net income	—	—	952	—	—	952
Other comprehensive income	—	—	—	339	—	339
Cash dividends on common stock, $0.04 per share	—	—	(225)	—	—	(225)
Repurchase of common stock, 53,874 shares	(1)	(675)	—	—	—	(676)
ESOP shares earned, 5,621 shares	—	28	—	—	45	73
Exercise of stock options, 4,472 shares	—	29	—	—	—	29
Stock based compensation expense	—	173	—	—	—	173
Balance at March 31, 2015	$56	$40,164	$44,985	$861	$(3,013)	$83,053

Balance at January 1, 2016	$56	$40,120	$47,940	$310	$(2,878)	$85,548
Net income	—	—	595	—	—	595
Other comprehensive income	—	—	—	457	—	457
Cash dividends on common stock, $0.04 per share	—	—	(223)	—	—	(223)
ESOP shares earned, 5,621 shares	—	39	—	—	45	84
Exercise of stock options, 1,892 shares	—	16	—	—	—	16
Stock based compensation expense	—	170	—	—	—	170
Tax benefit related to stock based compensation	—	76	—	—	—	76
Balance at March 31, 2016	$56	$40,421	$48,312	$767	$(2,833)	$86,723

See accompanying condensed notes to consolidated financial statements (unaudited).

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$595	$952
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	142	140
Provision for loan losses	—	105
Net gains on securities available-for-sale	—	(50)
Net amortization on securities available-for-sale	120	192
Net gains on sales of loans	(146)	(124)
Originations of loans held for sale	(4,166)	(3,354)
Proceeds from sales of loans held for sale	7,207	3,729
Recognition of mortgage servicing rights	(10)	(6)
Amortization of mortgage servicing rights	15	13
Net change in mortgage servicing rights valuation allowance	8	14
Net (gains) losses on sales of other real estate owned	—	(10)
Write down of other real estate owned and assets held for sale	47	—
Earnings on bank owned life insurance, net	(106)	(105)
Amortization of intangible assets	11	14
ESOP compensation expense	84	73
Stock based compensation expense	170	173
Change in assets and liabilities:
Accrued interest receivable and other assets	773	192
Accrued interest payable and other liabilities	(378)	(58)
Net cash provided by operating activities	4,366	1,890
Cash flows from investing activities:
Net change in interest-earning time deposits at other financial institutions	(933)	980
Proceeds from sales of securities available-for-sale	—	10,262
Proceeds from maturities, calls, and principal repayments of securities available-for-sale	2,781	5,181
Purchases of securities available-for-sale	(1,600)	—
Net change in loans	4,101	(22,346)
Proceeds from sales of other real estate owned	—	35
Premises and equipment expenditures, net	(11)	(124)
Net cash provided by (utilized for) investing activities	4,338	(6,012)
Cash flows from financing activities:
Net change in deposits	(29,803)	11,936
Repayment of FHLB long-term advances	—	(5,000)
Net change in FHLB short-term advances	14,132	81
Net change in short-term borrowings	—	500
Stock options exercised	16	29
Tax benefit related to stock-based compensation	76	—
Dividends paid on common stock	(223)	(225)
Repurchase of common stock	—	(676)
Net cash (utilized for) provided by financing activities	(15,802)	6,645
Net (decrease) increase in cash and cash equivalents	(7,098)	2,523
Cash and cash equivalents at beginning of period	18,459	8,698
Cash and cash equivalents at end of period	$11,361	$11,221

(continued)

LAPORTE BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Supplemental cash flow information:
Cash paid during the period for:
Interest	$689	$607
Income taxes	53	—
Supplemental noncash disclosures:
Transfers from loans receivable to other real estate owned	$—	$127

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

Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the SEC. Accordingly, the interim consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements included in the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2015. The results for the three month periods ended March 31, 2016 may not indicate the results to be expected for any other interim period or for the full year ending December 31, 2016.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09 “Revenue from Contracts with Customers (Topic 606).” This ASU clarifies that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this Update recognized at the date of initial application. The Company is still evaluating the impact relating to adopting this standard.

In June 2014, the FASB issued ASU No. 2014-12 “Compensation - Stock Compensation (Topic 718) - Accounting for Share Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” This ASU requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. ASU 2014-12 became effective for interim and annual periods beginning after December 15, 2015 and did not have a significant impact on the Company’s financial condition or results of operations.

In April 2015, the FASB issued ASU No. 2015-05 “Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40) - Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. ASU 2015-05 became effective for interim and annual periods beginning after December 15, 2015 and did not have a significant impact on the Company’s financial condition or results of operations.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In January 2016, the FASB issued ASU No. 2016-01 “Financial Instruments - Overall (Subtopic 825-10) - Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU is intended to improve the recognition and measurement of financial instruments by requiring equity investments to be measured at fair value with changes in fair value recognized in net income; requiring public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requiring separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements; eliminating the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured and amortized at cost on the balance sheet; and requiring a reporting organization to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. ASU 2016-01 is effective for interim and annual reporting periods beginning after December 15, 2017. The amendments should be applied through a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The Company will be evaluating the impact of adopting this ASU.

In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” This ASU requires lessees and lessors to classify leases as either capital leases or operating leases. The ASU also requires lessees to recognized assets and liabilities for all leases with the exception of short term leases. There are new disclosure requirements for these leases which will provide users of financial statements with information to understand the amount, timing and uncertainty of cash flows arising from leases. ASU 2016-02 will become effective for fiscal years beginning after December 31, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company will be evaluating the impact of adopting this ASU.

In March 2016, the FASB issued ASU No. 2016-05 “Derivatives and Hedging (Topic 815).” This ASU applies to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument under Topic 815. The ASU clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria as identified in Topic 815 continue to be met. ASU 2016-05 will become effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company will be evaluating the impact of adopting this ASU.

In March 2016, the FASB issued ASU No. 2016-09 “Compensation - Stock Compensation (Topic 718) - Improvements to Employee Share-Based Payment Accounting.” This ASU requires all income tax effects of awards to be recognized in teh income statement when the awards vest or are settled. It also allows an employer to repurchase more of an employee’s shares than it can today for tax withholding purposes without triggering liability accounting and to make a policy election for forfeitures as they occur. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company will be evaluating the impact of adopting this ASU.

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

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The factors used in the earnings per common share computation follow:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands, except per share data)
Basic:
Net income	$595	$952

Weighted average common shares outstanding	5,579,678	5,627,687
Less: Average unallocated ESOP shares	(356,965)	(379,449)
Average shares	5,222,713	5,248,238

Basic earnings per common share	$0.11	$0.18

Diluted:
Net income	$595	$952

Weighted average common shares outstanding for basic earnings per common share	5,222,713	5,248,238
Add: Dilutive effects of assumed exercises of stock options	162,603	109,750
Average shares and dilutive potential common shares	5,385,316	5,357,988

Diluted earnings per common share	$0.11	$0.18

NOTE 4 – SECURITIES AVAILABLE-FOR-SALE

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. federal agency obligations	$11,052	$70	$(1)	$11,121
State and municipal	49,976	2,621	—	52,597
Mortgage-backed securities – residential	16,585	263	(9)	16,839
Government agency sponsored collateralized mortgage obligations	40,595	352	(211)	40,736
Corporate debt securities	1,000	—	(52)	948
Total	$119,208	$3,306	$(273)	$122,241

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(Dollars in thousands)
U.S. federal agency obligations	$9,442	$1	$(71)	$9,372
State and municipal	50,020	2,397	(17)	52,400
Mortgage-backed securities – residential	17,671	98	(73)	17,696
Government agency sponsored collateralized mortgage obligations	42,376	139	(679)	41,836
Corporate debt securities	1,000	—	(61)	939
Total	$120,509	$2,635	$(901)	$122,243

At March 31, 2016 and December 31, 2015, all of our mortgage-backed securities were issued by U.S. government-sponsored enterprises and all of our collateralized mortgage obligations were issued by either U.S. government-sponsored enterprises or the U.S. Small Business Administration.

Securities with unrealized losses at March 31, 2016 and December 31, 2015, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	March 31, 2016
	Continuing Unrealized Loss For Less Than 12 Months		Continuing Unrealized Loss For 12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. federal agency obligations	$1,099	$(1)	$—	$—	$1,099	$(1)
Mortgage-backed securities – residential	900	(3)	813	(6)	1,713	(9)
Government agency sponsored collateralized mortgage obligations	3,087	(32)	15,667	(179)	18,754	(211)
Corporate debt securities	—	—	948	(52)	948	(52)
Total temporarily impaired	$5,086	$(36)	$17,428	$(237)	$22,514	$(273)

	December 31, 2015
	Continuing Unrealized Loss For Less Than 12 Months		Continuing Unrealized Loss For 12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(Dollars in thousands)
U.S. federal agency obligations	$8,371	$(71)	$—	$—	$8,371	$(71)
State and municipal	4,512	(14)	856	(3)	5,368	(17)
Mortgage-backed securities – residential	9,259	(48)	809	(25)	10,068	(73)
Government agency sponsored collateralized mortgage obligations	11,200	(136)	18,148	(543)	29,348	(679)
Corporate debt securities	—	—	939	(61)	939	(61)
Total temporarily impaired	$33,342	$(269)	$20,752	$(632)	$54,094	$(901)

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Proceeds from sales of securities available-for-sale were as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Proceeds	$—	$10,262
Gross gains	—	84
Gross losses	—	(34)

The amortized cost and fair value of debt securities at March 31, 2016 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities and collateralized mortgage obligations (“CMO”), are shown separately.

	March 31, 2016
	Amortized Cost	Fair Value
	(Dollars in thousands)
Due in one year or less	$1,249	$1,262
Due from one to five years	23,354	23,816
Due from five to ten years	26,625	27,976
Due after ten years	10,800	11,612
Subtotal	62,028	64,666
Mortgage-backed securities and government agency sponsored collateralized mortgage obligations	57,180	57,575
Total	$119,208	$122,241

Securities pledged at March 31, 2016 and December 31, 2015 had a carrying amount of approximately $42.3 million and $43.1 million, respectively, and were pledged to secure Federal Home Loan Bank (“FHLB”) advances and cash flow hedges.

At March 31, 2016 and December 31, 2015, the Company did not hold any securities of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of shareholders’ equity.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – LOANS

Loans were as follows for the dates indicated:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Commercial	$158,254	$154,830
Residential mortgage	39,919	40,478
Mortgage warehouse	122,328	128,902
Residential construction	2,806	3,301
Home equity	14,311	13,990
Consumer and other	3,171	3,380
Subtotal	340,789	344,881
Net deferred loan costs	298	305
Allowance for loan losses	(3,636)	(3,634)
Loans, net	$337,451	$341,552

At March 31, 2016 and 2015, the Bank’s mortgage warehouse division had repurchase agreements with 34 and 29 mortgage companies, respectively. The following table identifies the activity and related interest and fee income attributable to the mortgage warehouse division for the periods presented:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Mortgage Warehouse:
Originations	$1,051,049	$765,001
Sold Loans	1,063,755	738,064
Interest income	1,264	1,246
Warehouse fees	340	235
Wire transfer fees	112	73
Loan servicing fees	84	—

At March 31, 2016, the total participated balance of mortgage warehouse loans was $91.0 million and the total lines of credit availability was $5.0 million. The Company records a servicing fee on the participated balances.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – ALLOWANCE FOR LOAN LOSSES

The following tables present the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31, 2016
	Commercial	Residential Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,440	$591	$460	$4	$93	$46	$3,634
Charge-offs	—	—	—	—	—	(4)	(4)
Recoveries	1	—	—	—	—	5	6
Provision	42	(13)	(14)	(1)	(9)	(5)	—
Ending balance	$2,483	$578	$446	$3	$84	$42	$3,636

	Three Months Ended March 31, 2015
	Commercial	Residential Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Beginning balance	$2,116	$676	$654	$4	$90	$55	$3,595
Charge-offs	(20)	(5)	—	—	—	(5)	(30)
Recoveries	—	—	—	—	—	5	5
Provision	154	(59)	19	1	(5)	(5)	105
Ending balance	$2,250	$612	$673	$5	$85	$50	$3,675

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of the dates indicated:

	March 31, 2016
	Commercial	Residential Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$898	$36	$—	$—	$15	$—	$949
Collectively evaluated for impairment	1,585	542	446	3	69	42	2,687
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance	$2,483	$578	$446	$3	$84	$42	$3,636

Loans:
Individually evaluated for impairment	$2,850	$1,309	$—	$—	$94	$—	$4,253
Collectively evaluated for impairment	155,404	38,505	122,328	2,806	14,217	3,171	336,431
Acquired with deteriorated credit quality	—	105	—	—	—	—	105
Total ending loan balance	$158,254	$39,919	$122,328	$2,806	$14,311	$3,171	$340,789

	December 31, 2015
	Commercial	Residential Mortgage	Mortgage Warehouse	Residential Construction	Home Equity	Consumer and Other	Total
	(Dollars in thousands)
Allowance for loan losses:
Ending balance attributable to loans:
Individually evaluated for impairment	$885	$43	$—	$—	$17	$—	$945
Collectively evaluated for impairment	1,555	548	460	4	76	46	2,689
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Total ending allowance	$2,440	$591	$460	$4	$93	$46	$3,634

Loans:
Individually evaluated for impairment	$2,920	$1,283	$—	$—	$97	$—	$4,300
Collectively evaluated for impairment	151,910	39,089	128,902	3,301	13,893	3,380	340,475
Acquired with deteriorated credit quality	—	106	—	—	—	—	106
Total ending loan balance	$154,830	$40,478	$128,902	$3,301	$13,990	$3,380	$344,881

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents information related to impaired loans by class of loans as of the dates indicated:

	March 31, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
	(Dollars in thousands)
With no related allowance recorded:
Commercial:
Real estate	$1,334	$1,312	$—	$1,436	$1,366	$—
Residential mortgage	1,144	1,074	—	1,054	988	—
Home equity	79	79	—	81	80	—
Subtotal	2,557	2,465	—	2,571	2,434	—
With an allowance recorded:
Commercial:
Real estate	1,214	1,214	624	1,214	1,214	624
Construction	25	25	25	41	41	41
Land	430	299	249	431	299	220
Residential mortgage	295	235	36	355	295	43
Home equity	16	15	15	17	17	17
Subtotal	1,980	1,788	949	2,058	1,866	945
Total	$4,537	$4,253	$949	$4,629	$4,300	$945

The following tables present loans individually evaluated for impairment by class of loans for the periods indicated:

	Three Months Ended March 31,
	2016		2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
	(Dollars in thousands)
With no related allowance recorded:
Commercial:
Real estate	$1,350	$19	$2,933	$45
Five or more family	—	—	3,692	60
Land	—	—	120	—
Residential mortgage	1,081	7	1,098	1
Home equity	80	1	—	—
Subtotal	2,511	27	7,843	106
With an allowance recorded:
Commercial:
Real estate	1,214	—	933	—
Construction	29	—	—	—
Land	299	—	1,440	—
Residential mortgage	236	5	916	2
Home equity	16	—	7	—
Subtotal	1,794	5	3,296	2
Total	$4,305	$32	$11,139	$108

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still on accrual by class of loans as of the dates indicated.

	Nonaccrual		Loans Past Due Over 90 Days Still Accruing
	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Commercial:
Real estate	$1,362	$1,396	—	$—
Construction	25	41	—	—
Land	299	299	—	—
Residential mortgage	620	590	94	—
Home equity	21	23	—	—
Total	$2,327	$2,349	$94	$—

The following tables present the aging of the recorded investment in past due loans by class of loans as of the dates indicated:

	March 31, 2016
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$—	$—	$—	$17,377	$17,377
Real estate	401	37	1,311	1,749	94,714	96,463
Five or more family	18	—	—	18	22,470	22,488
Construction	—	—	25	25	12,174	12,199
Land	—	—	—	—	9,727	9,727
Residential mortgage	—	—	624	624	39,295	39,919
Mortgage warehouse	—	—	—	—	122,328	122,328
Residential construction:
Construction	—	—	—	—	1,939	1,939
Land	—	—	—	—	867	867
Home equity	—	—	7	7	14,304	14,311
Consumer and other	—	—	—	—	3,171	3,171
Total	$419	$37	$1,967	$2,423	$338,366	$340,789

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2015
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
	(Dollars in thousands)
Commercial:
Commercial and industrial	$—	$—	$—	$—	$18,117	$18,117
Real estate	1,282	—	102	1,384	90,916	92,300
Five or more family	20	—	—	20	22,672	22,692
Construction	41	—	—	41	11,041	11,082
Land	—	—	—	—	10,639	10,639
Residential mortgage	176	—	495	671	39,807	40,478
Mortgage warehouse	—	—	—	—	128,902	128,902
Residential construction:
Construction	—	—	—	—	2,423	2,423
Land	—	—	—	—	878	878
Home equity	—	—	8	8	13,982	13,990
Consumer and other	—	—	—	—	3,380	3,380
Total	$1,519	$—	$605	$2,124	$342,757	$344,881

Troubled Debt Restructurings

A loan modification is considered a troubled debt restructuring (“TDR”) when a borrower is experiencing financial difficulty and the Company grants a concession it would not otherwise consider but for the borrower’s financial difficulties. The following table presents the Company’s TDRs as of the dates indicated:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
TDRs:
Performing in accordance with modified repayment terms	$1,699	$1,720
Nonperforming	—	—
	$1,699	$1,720

Specific reserve	$—	$—

TDRs previously disclosed resulted in no charge-offs during the three months ended March 31, 2016 and 2015. The Company had not committed to lend additional amounts to customers with outstanding TDR loans at March 31, 2016 and December 31, 2015.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present loans by class modified as TDRs that occurred during the periods indicated:

	Three Months Ended March 31,
	2016			2015
	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
	(Dollars in thousands)
Commercial:
Real Estate	—	$—	$—	1	$207	$207
Total	—	$—	$—	1	$207	$207

During the three months ended March 31, 2015, the concession granted by the Company consisted of a reduction in monthly payments.

There were no TDRs that defaulted within twelve months following the modification during the three months ended March 31, 2016 and 2015.

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

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables present the risk category of loans by class based on the most recent analysis performed as of the dates indicated:

	March 31, 2016
	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial:
Commercial and industrial	$16,963	$414	$—	$—
Real estate	92,274	1,570	2,619	—
Five or more family	22,488	—	—	—
Construction	12,174	—	25	—
Land	9,327	101	299	—
Residential mortgage	38,904	21	994	—
Mortgage warehouse	122,328	—	—	—
Residential construction:
Construction	1,939	—	—	—
Land	867	—	—	—
Home equity	14,217	—	94	—
Consumer and other	3,171	—	—	—
Total	$334,652	$2,106	$4,031	$—

	December 31, 2015
	Pass	Special Mention	Substandard	Doubtful
	(Dollars in thousands)
Commercial:
Commercial and industrial	$17,807	$310	$—	$—
Real estate	86,548	3,075	2,677	—
Five or more family	22,692	—	—	—
Construction	11,041	—	41	—
Land	10,258	82	299	—
Residential mortgage	39,490	21	967	—
Mortgage warehouse	128,902	—	—	—
Residential construction:
Construction	2,423	—	—	—
Land	878	—	—	—
Home equity	13,893	—	97	—
Consumer and other	3,380	—	—	—
Total	$337,312	$3,488	$4,081	$—

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Purchased Loans

The Company purchased loans during 2007, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was then probable that all contractually required payments would not be collected. The outstanding balance and carrying amount of those loans was as follows:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Residential mortgage	105	106
Carrying amount, net of allowance of $0	$105	$106

Accretable yield, or income expected to be collected, was as follows:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Beginning balance	$—	$18
Reclassification from non-accretable yield	—	—
Accretion of income	—	(11)
Ending balance	$—	$7

For the purchased loans disclosed above, the Company did not increase the allowance for loan losses during the three months ended March 31, 2016 or 2015. No allowance for loan losses was reversed during the three months ended March 31, 2016 or 2015.

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

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The tables below present the valuation methodology and unobservable inputs for impaired loans and other real estate owned at March 31, 2016 and December 31, 2015.

	March 31, 2016
	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average of Inputs
Impaired loans:
Commercial land	Appraisals	Discounts for changes in market conditions	74%	74%
Other real estate owned, net:
Commercial real estate	Appraisals	Discounts for changes in market conditions	54%	54%

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2015
	Valuation Methodology	Unobservable Inputs	Range of Inputs	Average of Inputs
Impaired loans:
Commercial:
Real estate	Appraisals	Discounts for changes in market conditions	8%	8%
Land	Appraisals	Discounts for changes in market conditions	10%	10%
Residential mortgage	Appraisals	Discounts for changes in market conditions	0-20%	10%
Other real estate owned, net:
Residential mortgage	Appraisals	Discounts for changes in market conditions	30%	30%

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

Fair value at March 31, 2016 was determined using a discount rate of 10.0%; prepayment speeds ranging from 8.0% to 20.9%, depending on the stratification of the specific right; and a weighted average default rate of approximately 0.5%. Fair value at December 31, 2015 was determined using a discount rate of 10.0%; prepayment speeds ranging from 6.9% to 22.1%, depending on the stratification of the specific right; and a weighted average default rate of approximately 0.5%.

Assets and liabilities measured at fair value on a recurring basis, including financial assets and liabilities for which the Company has elected the fair value option, are summarized in the following tables:

		March 31, 2016
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial Assets:
Investment securities available-for-sale:
U.S. federal agency obligations	$11,121	$—	$11,121	$—
State and municipal	52,597	—	52,597	—
Mortgage-backed securities – residential	16,839	—	16,839	—
Government agency sponsored collateralized mortgage obligations	40,736	—	40,736	—
Corporate debt securities	948	—	948	—
Total investment securities available-for-sale	$122,241	$—	$122,241	$—
Loans held for sale	$686	$—	$686	$—
Derivatives – residential mortgage loan commitments	$54	$—	$54	$—
Financial Liabilities:
Derivatives – interest rate swaps	$(1,872)	$—	$(1,872)	$—

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		December 31, 2015
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial Assets:
Investment securities available-for-sale:
U.S. federal agency obligations	$9,372	$—	$9,372	$—
State and municipal	52,400	—	52,400	—
Mortgage-backed securities – residential	17,696	—	17,696	—
Government agency sponsored collateralized mortgage obligations	41,836	—	41,836	—
Corporate debt securities	939	—	939	—
Total investment securities available-for-sale	$122,243	$—	$122,243	$—
Loans held for sale	$3,581	$—	$3,581	$—
Derivatives – residential mortgage loan commitments	$39	$—	$39	$—
Financial Liabilities:
Derivatives – interest rate swaps	$(1,265)	$—	$(1,265)	$—

There were no transfers between Level 1, Level 2, and Level 3 during the periods indicated above.

The difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale was:

	March 31, 2016			December 31, 2015
	Aggregate Fair Value	Difference	Contractual Principal	Aggregate Fair Value	Difference	Contractual Principal
	(Dollars in thousands)
Loans held for sale	$686	$22	$664	$3,581	$110	$3,471
The following table presents the amount of gains and losses from fair value changes included in income before income taxes for financial assets carried at fair value for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Loans held for sale:
Other gains (losses)	$(88)	$(11)
Interest income	15	5
Interest expense	—	—
Total changes in fair values included in current period earnings	$(73)	$(6)

For items for which the fair value option has been elected, interest income is recorded within the consolidated statements of income and comprehensive income (loss) based on the contractual amount of interest income earned on financial assets (none were delinquent or in nonaccrual status).

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Assets measured at fair value on a non-recurring basis are summarized below:

		March 31, 2016
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans:
Commercial land	$50	$—	$—	$50
Other real estate owned, net:
Commercial real estate	41	—	—	41
Mortgage servicing rights	180	—	180	—

		December 31, 2015
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Impaired loans:
Commercial:
Real estate	$590	$—	$—	$590
Land	79	—	—	79
Residential mortgage	252	—	—	252
Other real estate owned, net:
Residential mortgage	36	—	—	36
Mortgage servicing rights	145	—	145	—

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $299,000, with a valuation allowance of $249,000 at March 31, 2016, resulting in an additional provision of $29,000 for the three months ended March 31, 2016. At March 31, 2015, impaired loans had a carrying amount of $1.8 million, with a valuation allowance of $767,000, resulting in an additional provision for loan losses of $261,000 for the three months ended March 31, 2015.

At March 31, 2016, other real estate owned had a carrying amount of $41,000, which resulted in write-downs of $30,000 for the three months ended March 31, 2016. During the three months ended March 31, 2015, no write-downs were recorded on the carrying amount of other real estate owned, which is measured at the lower of cost or fair value less costs to sell.

Mortgage servicing rights, which are carried at lower of cost or fair value, were carried at their fair value of $180,000 at March 31, 2016, which was made up of the outstanding balance of $274,000, net of a valuation allowance of $94,000, resulting in a charge of $8,000 for the three months ended March 31, 2016. At March 31, 2015, mortgage servicing rights were carried at their fair value of $196,000, which was made up of the outstanding balance of $301,000, net of a valuation allowance of $105,000, resulting in a charge of $14,000 for the three months ended March 31, 2015.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The carrying amounts and estimated fair values of financial instruments for the periods presented are as follows:

		March 31, 2016
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets:
Cash and due from financial institutions	$11,361	$11,361	$—	$—
Interest-earning time deposits at other financial institutions	14,532	—	14,596	—
Securities available-for-sale	122,241	—	122,241	—
Loans held for sale	686	—	686	—
Loans, net	337,451	—	—	340,354
Federal Home Loan Bank stock	4,029	—	4,029	—
Accrued interest receivable	1,404	—	689	716
Financial liabilities:
Deposits	$(361,156)	$—	$(361,719)	$—
Federal Home Loan Bank advances	(69,132)	—	(69,786)	—
Subordinated debentures	(5,155)	—	—	(5,146)
Accrued interest payable	(182)	—	(179)	(3)
Derivatives – interest rate swaps	(1,872)	—	(1,872)	—

		December 31, 2015
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(Dollars in thousands)
Financial assets:
Cash and due from financial institutions	$18,459	$18,459	$—	$—
Interest-earning time deposits at other financial institutions	13,599	—	13,641	—
Securities available-for-sale	122,243	—	122,243	—
Loans held for sale	3,581	—	3,581	—
Loans, net	341,552	—	—	344,488
Federal Home Loan Bank stock	4,029	—	4,029	—
Accrued interest receivable	1,519	—	760	759
Financial liabilities:
Deposits	$(390,959)	$—	$(390,914)	$—
Federal Home Loan Bank advances	(55,000)	—	(55,197)	—
Subordinated debentures	(5,155)	—	—	(5,139)
Accrued interest payable	(175)	—	(172)	(3)
Derivatives – interest rate swaps	(1,265)	—	(1,265)	—

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

The counterparties to the Company’s derivatives are exposed to credit risk whenever the derivative is in a liability position. As a result, the Company has collateralized these liabilities with securities held in safekeeping by The Bank of New York and PNC Bank. At March 31, 2016 and December 31, 2015, the Company had securities with a fair value of $4.0 million and $3.7 million, respectively, posted as collateral for these derivatives.

Interest Rate Swaps Designated as Cash Flow Hedges: Interest rate swaps with notional amounts of $40.0 million as of March 31, 2016 and December 31, 2015, respectively, were designated as cash flow hedges of FHLB advances.

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

Information related to the interest-rate swaps designated as cash flow hedges as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
FHLB advance:
Notional amount	$10,000	$10,000
Unrealized losses	(86)	(154)
Fixed interest rate payable	3.69%	3.69%
Variable interest rate receivable (Three month LIBOR plus 0.25%)	0.87	0.57
Maturity date	July 19, 2016
FHLB advance:
Notional amount	$10,000	$10,000
Unrealized losses	(466)	(276)
Fixed interest rate payable	2.09%	2.09%
Variable interest rate receivable (One month LIBOR)	0.44	0.35
Maturity date	March 15, 2020
FHLB advance:
Notional amount	$10,000	$10,000
Unrealized losses	(541)	(339)
Fixed interest rate payable	2.23%	2.23%
Variable interest rate receivable (One month LIBOR)	0.44	0.35
Maturity date	June 15, 2020
FHLB advance:
Notional amount	$10,000	$10,000
Unrealized losses	(779)	(496)
Fixed interest rate payable	2.62%	2.62%
Variable interest rate payable (One month LIBOR)	0.44	—
Maturity date	March 15, 2021

Interest expense recorded on these swap transactions is reported as a component of interest expense on FHLB advances. Interest expense recorded on these swap transactions totaled $171,000 and $127,000 during the three months ended March 31, 2016 and 2015, respectively.

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table presents the net gains (losses) recorded in accumulated other comprehensive income (loss) and the Consolidated Statements of Income relating to the Company’s cash flow derivative instruments for the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Interest rate contracts:
Net amount of gain (loss):
Recognized in OCI (Effective Portion)	$400	$296
Reclassified from OCI to interest income	—	—
Recognized in other non-interest income (Ineffective Portion)	—	—

The following table reflects the cash flow hedges included in the Consolidated Balance Sheets as of the dates indicated:

	March 31, 2016		December 31, 2015
	Notional Amount	Fair Value	Notional Amount	Fair Value
	(Dollars in thousands)
Included in other liabilities:
Interest rate swaps related to FHLB advances	$(40,000)	$(1,872)	$(40,000)	$(1,265)

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

Compensation expense related to the Plans totaled $170,000 and $173,000 for the three months ended March 31, 2016 and 2015, respectively.

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

Below is the summary of the activity in the stock option plan for the period presented:

	Three Months Ended March 31, 2016
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
	(Dollars in thousands, except per share data)
Outstanding at January 1, 2016	581,826	$9.40	7.5 years	$3,377
Granted	—	—
Exercised	(1,892)	8.31
Forfeited or expired	—	—
Outstanding at March 31, 2016	579,934	$9.40	7.3 years	$3,689
Exercisable at end of period	256,962	$7.79	6.3 years	$2,048

During the three months ended March 31, 2016, 1,892 options were exercised which had an intrinsic value of $13,000. The Company received $16,000 in cash and realized $6,000 in tax benefits related to the exercise of these options. At March 31, 2016, there was $587,000 of total unrecognized compensation cost related to nonvested stock options granted, which is expected to be expensed over a weighted-average period of 3.3 years. The 2014 Plan had 22,132 shares available for future grant at March 31, 2016.

Restricted Share Awards

The 2011 Plan provided for the issuance of up to 119,298 restricted shares to directors and employees. The 2014 Plan provides for the issuance of up to 135,772 of restricted shares to directors and employees. Compensation expense is recognized over the vesting period of the awards based on the grant date fair value of the Company’s common stock at issue date as determined by the listing price on the respective date. Shares vest 20% annually over five years. The 2014 Plan had 9,870 shares available for future grant at March 31, 2016.

A summary of changes in the Company’s nonvested restricted shares the was as follows for the period presented:

	Three Months Ended March 31, 2016
	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2016	125,152	$10.58
Granted	—	—
Vested	—	—
Forfeited	—	—
Nonvested at March 31, 2016	125,152	$10.58

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At March 31, 2016, there was $1.1 million of total unrecognized compensation expense related to nonvested shares granted, which is expected to be recognized over a weighted-average period of 3.3 years. At March 31, 2016, the nonvested shares had an intrinsic value of $649,000.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

A summary of the changes in accumulated other comprehensive income (loss) by component for the periods indicated is as follows:

	Three Months Ended March 31,
	2016			2015
	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available- for-Sale Securities	Total	Gains (Losses) on Cash Flow Hedges	Unrealized Gains (Losses) on Available- for-Sale Securities	Total
	(Dollars in thousands)
Beginning balance	$(836)	$1,146	$310	$(763)	$1,285	$522
Other comprehensive income (loss) before reclassification	(400)	857	457	(296)	668	372
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	—	(33)	(33)
Net current period other comprehensive income (loss)	(400)	857	457	(296)	635	339
Ending balance	$(1,236)	$2,003	$767	$(1,059)	$1,920	$861

A summary of the reclassifications out of accumulated other comprehensive income (loss) for the periods indicated is as follows:

	Three Months Ended March 31,
	2016	2015
	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
	(Dollars in thousands)
Unrealized gains and losses on available-for-sale securities:
Net gains on securities	$—	$50
Income tax expense	—	(17)
Net of tax	$—	$33

NOTE 11 – OFFSETTING FINANCIAL ASSETS AND LIABILITIES

The following tables summarize gross and net information about financial instruments and derivative instruments that are offset in the Company’s statement of Consolidated Balance Sheets or that are subject to an enforceable master netting arrangement at March 31, 2016 and December 31, 2015.

	March 31, 2016
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Pledged	Net Amount
	(Dollars in thousands)
Derivatives	$1,872	$—	$1,872	$(3,977)	$—	$(2,105)

LAPORTE BANCORP, INC.
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	December 31, 2015
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Gross Amounts Not Offset in the Consolidated Balance Sheet
				Financial Instruments	Cash Collateral Pledged	Net Amount
	(Dollars in thousands)
Derivatives	$1,265	$—	$1,265	$(3,696)	$—	$(2,431)

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

NOTE 12 – PENDING MERGER

On March 10, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Horizon Bancorp (“Horizon”), an Indiana corporation. Pursuant to the Merger Agreement, the Company will merge with and into Horizon, with Horizon as the surviving corporation (the “Merger”). Immediately following the Merger, The La Porte Savings Bank, an Indiana chartered savings bank and wholly-owned subsidiary of the Company (“LPS Bank”), will merge with and into Horizon Bank, National Association, the wholly-owned national bank subsidiary of Horizon (“Horizon Bank”), with Horizon Bank as the surviving bank.

Subject to the terms and conditions of the Merger Agreement, upon the completion of the Merger, each share of outstanding Company common stock, $0.01 par value per share, will be converted into 0.629 shares (the “Exchange Ratio”) of Horizon common stock, no par value, or $17.50 per share in cash. The Merger Agreement provides that, in the aggregate, 65% of the outstanding shares of the Company will be converted into the right to receive shares of Horizon common stock and the remaining 35% of the outstanding shares of the Company will be converted into the right to receive cash. The Exchange Ratio is subject to adjustments for stock splits, stock dividends, recapitalization, or similar transactions, or as otherwise described in the Merger Agreement. No fractional shares of Horizon common stock will be issued arising from the Exchange Ratio, instead, Horizon will pay each holder of Company stock an amount in cash determined by multiplying the fractional shares by an average of the daily closing sales price of a share of Horizon’s common stock during the 15 consecutive trading days immediately preceding the second business day prior to the closing date of the Merger. Immediately prior to the Merger, each outstanding stock option to purchase Company common stock will be converted into the right to receive cash equal to $17.50 minus the per share exercise price for each stock option, minus any applicable taxes required to be withheld by law. The Merger remains subject to regulatory approval, Company shareholder approval and other customary closing conditions. Based on Horizon’s March 9, 2016 closing price of $24.21 per share as reported on the NASDAQ Global Select Market, the transaction value is estimated at $94.1 million.

NOTE 13 – SUBSEQUENT EVENT

On April 26, 2016, a shareholder class and derivative action lawsuit was filed against the Company, each of LaPorte Bancorp’s directors, and Horizon in connection with the Company entering into the Merger Agreement with Horizon. The lawsuit, which was filed in the Superior Court of LaPorte County, Indiana, alleges that the members of LaPorte Bancorp’s Board of Directors breached their fiduciary duties to the Company’s shareholders by approving the proposed Merger for inadequate consideration; entering into the Merger Agreement containing unreasonable deal protection devices; and approving the transaction in order to receive benefits not equally shared by all other LaPorte Bancorp shareholders. The lawsuit also alleges claims against Horizon for aiding and abetting these alleged breaches of fiduciary duties. The plaintiff seeks, among other things, class certification, declaratory relief, to enjoin the consummation of the proposed transaction, rescission or recissory damages if the Merger is consummated, costs and reasonable attorneys’ and experts’ fees. The Company believes the claims asserted in this action to be without merit and intends to vigorously defend against this lawsuit. However, at this time, it is not possible to predict the outcome of the proceeding or its impact on LaPorte Bancorp, Horizon, or the proposed Merger.

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

The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. The factors which could have a material adverse effect on the operations and future prospects of the Company and certain subsidiaries are detailed in “Item 1A – Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015. In addition to these risk factors, there are other factors that may impact any public company, including ours, which could have a material adverse effect on the operations and future prospects of the Company and its subsidiaries. These additional factors include, but are not limited to, the following:

•	changes in prevailing real estate values and loan demand both nationally and within our current and future market area;

•	increased competitive pressures among financial services companies;

•	changes in consumer spending, borrowing, and savings habits;

•	the amount of assessments and premiums we are required to pay for FDIC deposit insurance;

•	legislative or regulatory changes that affect our business including the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) and its impact on our compliance costs;

•	the success of our mortgage warehouse lending program including the impact of the Dodd-Frank Act on the mortgage companies;

•	our ability to manage the impact of changes in interest rates, spreads on interest earning assets and interest-bearing liabilities, and interest rate sensitivity;

•	rising interest rates and their impact on mortgage loan volumes;

•	our ability to successfully manage our commercial lending;

•	the financial health of certain entities, including government sponsored enterprises, the securities of which are owned or acquired by the Company;

•	adverse changes in the securities market;

•	the new capital rules effective on January 1, 2015 and the implementation of the capital buffer beginning with the first quarter of 2016;

•	the costs, effects, and outcomes of existing or future litigation;

•	the economic impact of past and any future terrorist attacks, acts of war, or threats thereof and the response of the United States to any such threats and attacks;

•	delays in closing the Merger with and into Horizon Bancorp;

•	the potential impact of the announcement of the proposed Merger with and into Horizon Bancorp on relationships with third parties, including customers, employees, and competitors;

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

Critical Accounting Policies

We consider accounting policies that require management to exercise significant judgment or discretion or make significant assumptions that have, or could have, a material impact on the carrying value of certain assets or on income, to be critical accounting policies. These policies are detailed in our Annual Report on Form 10-K for the year ended December 31, 2015 and have not materially changed during the three months ended March 31, 2016.

Recent Events

On March 10, 2016, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Horizon Bancorp (“Horizon”), an Indiana corporation. Pursuant to the Merger Agreement, the Company will merge with and into Horizon, with Horizon as the surviving corporation (the “Merger”). Immediately following the Merger, The La Porte Savings Bank, an Indiana chartered savings bank and wholly-owned subsidiary of the Company (“LPS Bank”), will merge with and into Horizon Bank, National Association, the wholly-owned national bank subsidiary of Horizon (“Horizon Bank”), with Horizon Bank as the surviving bank.

Subject to the terms and conditions of the Merger Agreement, upon the completion of the Merger, each share of outstanding Company common stock, $0.01 par value per share, will be converted into 0.629 shares (the “Exchange Ratio”) of Horizon common stock, no par value, or $17.50 per share in cash. The Merger Agreement provides that, in the aggregate, 65% of the outstanding shares of the Company will be converted into the right to receive shares of Horizon common stock and the remaining 35% of the outstanding shares of the Company will be converted into the right to receive cash. The Exchange Ratio is subject to adjustments for stock splits, stock dividends, recapitalization, or similar transactions, or as otherwise described in the Merger Agreement. No fractional shares of Horizon common stock will be issued arising from the Exchange Ratio, instead, Horizon will pay each holder of Company stock an amount in cash determined by multiplying the fractional shares by an average of the daily closing sales price of a share of Horizon’s common stock during the 15 consecutive trading days immediately preceding the second business day prior to the closing date of the Merger. Immediately prior to the Merger, each outstanding stock option to purchase Company common stock will be converted into the right to receive cash equal to $17.50 minus the per share exercise price for each stock option, minus any applicable taxes required to be withheld by law. The Merger remains subject to regulatory approval, Company shareholder approval and other customary closing conditions. Based on Horizon’s March 9, 2016 closing price of $24.21 per share as reported on the NASDAQ Global Select Market, the transaction value is estimated at $94.1 million.

Comparison of Financial Condition at March 31, 2016 and December 31, 2015

General: Total assets at March 31, 2016 decreased $14.3 million, or 2.6%, to $528.9 million compared to $543.2 million at December 31, 2015 primarily due to a $7.1 million, or 38.5%, decrease in cash and due from financial institutions and fed funds sold, a $4.1 million, or 1.2%, decrease in loans, and a $2.9 million, or 80.8%, decrease in loans held for sale.

Investment Securities: Total securities available-for-sale were stable at $122.2 million at both March 31, 2016 and December 31, 2015. During the three months ended March 31, 2016, proceeds from paydowns and maturities totaling $2.8 million were reinvested in additional securities available-for-sale and interest-earning time deposits at other financial institutions.

At March 31, 2016, management reviewed the securities portfolio for possible other-than-temporary impairment and determined there were no impairment charges to be recorded. The net unrealized gains on the available-for-sale securities portfolio totaled $3.0 million at March 31, 2016, an increase of $1.3 million from net unrealized gains totaling $1.7 million at December 31, 2015.

Loans Held for Sale: Loans held for sale decreased $2.9 million, or 80.8%, to $686,000 at March 31, 2016 compared to $3.6 million at December 31, 2015 primarily due to the timing of when residential mortgage loans were originated and subsequently sold to the secondary market.

Loans: Loans decreased by $4.1 million, or 1.2%, to $341.1 million at March 31, 2016 compared to $345.2 million at December 31, 2015. The decrease was primarily due to a $6.6 million, or 5.1%, decrease in mortgage warehouse loans to $122.3 million at March 31, 2016 from $128.9 million at December 31, 2015. The decease in mortgage warehouse loans was primarily due to a three day faster turn time during the first quarter of 2016 compared to the last few months of 2015 as mortgage companies were able to comply more efficiently with new regulations on mortgage loans. We continue to utilize the warehouse participation program to provide additional availability to our customers when their demand increases, primarily at month end, or when there are backlogs in the secondary markets. The participation program allows us to utilize our liquidity to fund commercial loan growth while retaining processing, servicing, and wire transfer fees related to the mortgage warehouse loans.

Partially offsetting the decrease in mortgage warehouse loans was a $3.4 million, or 2.2%, increase in commercial loans to $158.3 million at March 31, 2016 from $154.8 million at December 31, 2015. The increase was primarily due to new originations as well as fundings of commercial real estate and commercial construction loans during 2015. The Company originated $5.4 million in commercial real estate loans during the first quarter of 2016 with an additional $1.0 million moving into permanent financing from commercial construction loans. During the first quarter of 2016, the Company funded $2.0 million on previously originated or purchased commercial construction loans.

Allowance for Loan Losses: The allowance for loan losses balance was stable at $3.6 million at both March 31, 2016 and December 31, 2015. The Company’s analysis for the allowance for loan losses for the first quarter of 2016 reflected continued improvement in several asset quality metrics and trends, including classified assets, troubled debt restructurings, delinquencies, and current economic conditions. As such, no provision for the allowance for loan losses was recorded during the first quarter of 2016. Net recoveries for the three months ended March 31, 2016 totaled $2,000, compared to $25,000 in net charge-offs for the prior year period.

The allowance for loan losses to nonperforming loans ratio decreased to 150.2% at March 31, 2016 compared to 154.7% at December 31, 2015 primarily due to a $72,000 increase in nonperforming loans. The allowance for loan losses to total loans ratio increased to 1.07% at March 31, 2016 from 1.05% at December 31, 2015 primarily due to the decrease in total loans at March 31, 2016 from December 31, 2015.

Nonperforming Assets: The table below sets forth the amounts and categories of our nonperforming assets at the dates indicated.

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Nonaccrual loans:
Commercial:
Real estate	$1,362	$1,396
Construction	25	41
Land	299	299
Total commercial	1,686	1,736
Residential mortgage	620	590
Home equity	21	23
Total nonaccrual loans	2,327	2,349
Loans greater than 90 days delinquent and still accruing:
Residential mortgage	94	—
Total loans greater than 90 days delinquent and still accruing	94	—
Total nonperforming loans	2,421	2,349

Foreclosed assets:
Commercial:
Real estate	42	72
Land	1,789	1,789
Total commercial	1,831	1,861
Residential mortgage	339	339
Total foreclosed assets	2,170	2,200
Total nonperforming assets	$4,591	$4,549

Ratios:
Nonperforming loans to total loans	0.71%	0.68%
Nonperforming assets to total assets	0.87	0.84

Total nonperforming assets increased $42,000, or 0.9%, to $4.6 million at March 31, 2016 from $4.5 million at December 31, 2015. Our nonperforming assets to total assets ratio increased to 0.87% at March 31, 2016 compared to 0.84% at December 31, 2015 as a result of the increase in nonperforming assets combined with a decrease in total assets at March 31, 2016.

Total nonperforming loans increased $72,000, or 3.1%, to $2.4 million at March 31, 2016 compared to $2.3 million at December 31, 2015. At March 31, 2016, our nonperforming loans to total loans ratio increased to 0.71% from 0.68% at December 31, 2015 as a result of the increase in nonperforming loans and the decrease in total loans outstanding at March 31, 2016.

The primary increase in nonperforming loans from December 31, 2015 to March 31, 2016 was due to a $94,000 residential mortgage loan that is past due 90 days and still accruing as the borrower was waiting to receive payment assistance through a government program. The loan was subsequently brought current as the payments were received by the Bank in April 2016. In addition, the Bank transferred a $40,000 residential mortgage loan to nonaccrual status during the first quarter of 2016. These increases were partially offset by payments received on nonaccrual commercial real estate, construction, and home equity loans.

Other real estate owned decreased $30,000 to $2.2 million at March 31, 2016 from December 31, 2015. During the first quarter of 2016, we recorded a $30,000 write-down on one commercial real estate property. There was no other activity in foreclosed assets during the first quarter of 2016.

Goodwill and Other Intangible Assets: Our goodwill totaled $8.4 million at March 31, 2016 and December 31, 2015. Accounting standards require goodwill to be tested for impairment on an annual basis, or more frequently if circumstances indicate that an asset might be impaired. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, we are required to perform a second step to the impairment test. The most recent annual impairment review of our goodwill was completed in February 2016 as of October 31, 2015. Based on this evaluation, management determined that the fair value of the reporting unit, which is defined as LaPorte Bancorp, Inc. as a whole, exceeded the book value of the goodwill, based on the opinion of an independent expert in valuations, such that the sales price per common share would exceed our book value per common share. Accordingly, no goodwill impairment was recognized during the three months ended March 31, 2016.

Our stock price has increased from the previous analysis and the Company continues to be profitable, therefore, management determined that an updated analysis from an independent third party during the three months ended March 31, 2016 was not necessary. At March 31, 2016, our market price per common share was greater than our book value per common share. If, in the future, our market price per common share falls below our book value per common share or other factors arise which may lead to a deterioration in the valuation of the Company, management may conclude that the goodwill is impaired as a result of a future assessment. If our goodwill is determined to be impaired, the related charge to earnings could be material.

Deposits: Total deposits at March 31, 2016 decreased $29.8 million, or 7.6%, to $361.2 million from $391.0 million at December 31, 2015. Interest checking deposits decreased $15.2 million, or 14.3%, primarily due to decreases in mortgage warehouse participant accounts, which will fluctuate due to funding needs in mortgage warehouse lending. Certificates of deposit and IRAs decreased $12.0 million, or 12.1%, due to maturities in brokered deposits that were not renewed. Money market accounts decreased $8.2 million, or 14.1%, primarily due to a decrease in one large public fund account.

Borrowed Funds: Total borrowed funds increased $14.1 million, or 23.5%, to $74.3 million at March 31, 2016 compared to $60.2 million at December 31, 2015. The increase in borrowings was primarily related to a $10.0 million advance entered into during March 2016 related to the start of the third forward-starting swap combined with the utilization of our short-term lines of credit to fund the decrease in deposits.

The Bank has unsecured lines of credit at First Tennessee Bank totaling $15.0 million and Zions Bank totaling $9.0 million at March 31, 2016. Neither of these lines were utilized during the first quarter of 2016.

Total Shareholders’ Equity: Total shareholders’ equity increased $1.2 million, or 1.4%, to $86.7 million at March 31, 2016 compared to $85.5 million at December 31, 2015. Retained earnings increased $372,000 due to net income totaling $595,000 for the three months ended March 31, 2016, which was reduced by cash dividends paid totaling $223,000. Accumulated other comprehensive income increased $457,000 as unrealized gains on available-for-sale investment securities increased, which were partially offset by an increase in unrealized losses on interest rate swaps. At March 31, 2016, the Bank continued to be well capitalized under its applicable regulatory capital requirements.

Comparison of Operating Results for the Three Month Periods Ended March 31, 2016 and March 31, 2015

Net Income: Net income totaled $595,000, or $0.11 per diluted share, for the three months ended March 31, 2016 compared to $952,000, or $0.18 per diluted share, for the three months ended March 31, 2015. The decrease in net income was primarily due to merger related expenses totaling $641,000. Partially offsetting this decrease was an increase in net interest income totaling $363,000 and a decrease of $105,000 in provision for loan losses.

Net Interest Income: Net interest income increased to $4.2 million for the three months ended March 31, 2016 from $3.9 million for the comparable 2015 period. Net interest margin increased 13 basis points to 3.49% for the three months ended March 31, 2016 compared to 3.36% for the prior year period. Interest income increased $454,000 for the three months ended March 31, 2016 as the average balance of interest earning assets increased $24.9 million, or 5.40%, and the average yield earned on these assets increased 18 basis points from the comparable 2015 period. Partially offsetting this increase was a $91,000 increase in interest expense as the average balance of interest-bearing liabilities increased $15.5 million, or 4.3%, and the average cost of interest-bearing liabilities increased by seven basis points for the three months ended March 31, 2016 as compared to the prior year period.

Interest and Dividend Income: Interest and dividend income increased $454,000, or 10.1%, to $4.9 million for the three months ended March 31, 2016 compared to $4.5 million for the prior year period. During the first quarter of 2016, interest income from loans increased $523,000 from the prior year period to $4.1 million primarily due to a 10.2% increase in the average balance of loans outstanding to $326.0 million for the three months ended March 31, 2016 from $295.7 million for the prior year period. The average yield earned on loans also increased to 5.06% for the three months ended March 31, 2016 from 4.87% for the prior year period.

Interest income on commercial real estate loans increased $176,000, or 18.2%, during the first quarter of 2016 due to a $19.4 million, or 25.7%, increase in the average balance of these loans and was partially offset by a 31 basis point decrease in the average yield earned. The increase in the average balance was due to the higher level of originations during 2015. The average yield decreased due to competition within the lending markets that we serve.

Interest income on mortgage warehouse loans increased $123,000, or 8.3%, during the first quarter of 2016 primarily due to an increase in fees earned on loans funded as overall warehouse activity has increased as a result of the 2015 addition of the mortgage warehouse participant program. The average yield earned on mortgage warehouse loans increased 87 basis points to 5.81% for the first quarter of 2016 from 4.94% for the prior year period. These increases were partially offset by a $9.6 million, or 8.0%, decrease in the average balance of these loans during the first quarter of 2016 when compared to the prior year period. Overall, the number of transactions and activity increased from the prior year period due to an increase in the number of warehouse lines as well as the funding capacity added by the mortgage warehouse participants. We continue to receive fee income related to all warehouse transactions in addition to servicing income on the participated balances.

Interest income on commercial construction loans increased $81,000, or 172.3%, during the first quarter of 2016 primarily due to a $7.5 million, or 176.9%, increase in the average balance of these loans from the prior year period primarily as a result of construction draws on existing construction loans.

Interest income on five or more family commercial real estate loans increased $69,000, or 33.8%, during the first quarter of 2016 primarily due to a $6.3 million, or 38.5%, increase in the average balances on these loans when compared to the prior year period. The increase was partially offset by a 17 basis point decrease in the average yield earned on these loans during the first quarter of 2016.

Interest income on securities available for sale decreased $123,000, or 15.0%, to $695,000 during the first quarter of 2016 compared to the same 2015 period primarily due to a decrease of $26.7 million, or 17.9%, in the average balance of these securities to $122.2 million for the first quarter of 2016 from $148.9 million for the prior year period. The decrease in securities was primarily used to fund the increase in loan balances and to shift a portion of these funds to interest earning time deposits. Interest income on fed funds sold and other interest-earning deposits increased $54,000 primarily due to a $15.2 million, or 300%, increase in the average balance of fed funds sold combined with the reinvestment of proceeds from investment securities and paydowns into interest earning time deposits. In addition, the average yield earned on these funds increased 25 basis points due to the 25 basis point increase in the federal funds interest rate in December 2015.

The following table sets forth the average balance sheet, average annualized yield and cost, and certain other information for the three months ended March 31, 2016 and 2015. All average balances are daily average balances. The annualized yields set forth below include the effect of deferred fees, discounts, and premiums that are amortized or accreted to interest income or expense.

	Three Months Ended March 31,
	2016			2015
	Average Outstanding Balance	Interest	Annualized Yield/Cost	Average Outstanding Balance	Interest	Annualized Yield/Cost
	(Dollars in thousands)
Assets:
Loans (1)	$326,041	$4,124	5.06%	$295,747	$3,601	4.87%
Taxable securities	73,824	327	1.77	96,291	410	1.70
Tax exempt securities (2)	48,416	368	3.04	52,640	408	3.10
FHLB stock	4,029	43	4.27	4,275	43	4.02
Federal funds sold and other interest-earning deposits	34,159	73	0.85	12,613	19	0.60
Total interest earning assets	486,469	4,935	4.06	461,566	4,481	3.88
Non-interest earning assets	45,539			41,745
Total assets	$532,008			$503,311

Liabilities and equity:
Savings deposits	$66,525	$10	0.06%	$63,792	$9	0.06%
Money market accounts	55,415	52	0.38	57,932	55	0.38
Interest-bearing checking	98,676	73	0.30	57,215	32	0.22
Certificates of deposit and IRAs	92,189	205	0.89	98,748	198	0.80
Total interest-bearing deposits	312,805	340	0.43	277,687	294	0.42
FHLB advances	57,573	309	2.15	76,137	268	1.41
Subordinated debentures	5,155	47	3.65	5,155	42	3.26
Short-term borrowings	—	—	—	1,061	1	0.38
Total borrowings	62,728	356	2.27	82,353	311	1.51
Total interest-bearing liabilities	375,533	696	0.74	360,040	605	0.67
Non-interest bearing deposits	63,111			54,850
Other liabilities	6,847			5,724
Total liabilities	445,491			420,614
Shareholders’ equity	86,517			82,697
Total liabilities & shareholders’ equity	$532,008			$503,311
Net interest income		$4,239			$3,876
Net interest rate spread			3.32%			3.21%
Net interest margin			3.49			3.36

(1) The average balance of loans includes loans held for sale and nonperforming loans, interest on which is recognized on a cash basis.
(2) No tax-equivalent yield adjustments have been made.

Interest Expense: Interest expense increased $91,000, or 15.0%, to $696,000 for the three months ended March 31, 2016 from $605,000 for the prior year period. Interest expense on deposit accounts increased $46,000, or 15.6%, to $340,000 for the first quarter of 2016 when compared to the prior year period primarily due to interest expense on interest-bearing checking deposits. The average balance of interest-bearing deposit accounts increased by $41.5 million, or 72.5%, during the first quarter of 2016 as a result of an increase in public funds and mortgage warehouse participant accounts. The average cost paid on these deposits increased eight basis points due to rates paid on public fund accounts and the impact of the higher rates paid on our reward checking product that was implemented in the fourth quarter of 2015.

Interest expense on borrowings increased $45,000 during the first quarter of 2016 from the prior year period. Interest expense related to Federal Home Loan Bank (“FHLB”) advances increased $41,000 during the first quarter of 2016 primarily due to a 74 basis point increase in the average cost of these borrowings and the impact of the Bank’s three interest rate swaps that began in March and June 2015 and March 2016. The fixed interest rates associated with these swaps are 2.09%, 2.23%, and 2.62% with the Bank receiving one month LIBOR. These swaps mature in five years from issuance in March and June 2020 and March 2021. Partially offsetting the increase in the cost of FHLB advances was a $18.6 million decrease in the average balance of these FHLB borrowings when compared to the prior year period.

Interest expense on the Company’s subordinated debt increased $5,000 during the three months ended March 31, 2016 compared to the prior year period due to an increase in the average cost of these borrowings by 39 basis points to 3.65% for the first quarter of 2016 from 3.26% for the prior year period. The subordinated debt has a variable rate of interest tied to the three month LIBOR.

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

The Company’s analysis of the allowance for loan losses for the first quarter of 2016 reflected continued improvement in asset quality metrics and various positive trends, including classified assets, troubled debt restructurings, delinquencies, and current economic conditions. For the three months ended March 31, 2016 we recorded net recoveries totaling $2,000 compared to net charge-offs totaling $25,000 for the prior year period. Based upon the quarterly analysis of the allowance for loan losses and levels of charge-offs during the quarter, management did not record a provision for loan losses during the first quarter of 2016. During the prior year period, a $105,000 provision for loan losses was recorded.

Noninterest Income: Noninterest income increased $64,000, or 10.6%, to $666,000 for the three months ended March 31, 2016 from $602,000 for the prior year period. Loan servicing fees increased by $85,000 due to $84,000 of servicing fees recorded on mortgage warehouse loan participations combined with $6,000 of lower provisions for mortgage servicing rights during the first quarter of 2016 when compared to the prior year period. Wire transfer fees increased $40,000 during the first quarter of 2016 due to the increase in mortgage warehouse activity when compared to the prior year period. Gains on mortgage banking activities increased $26,000 as mortgage originations from purchase activity and associated sales were higher during the first quarter of 2016 when compared to the prior year period. Partially offsetting these increases was a decrease of $50,000 of net gains on the sales of securities when compared to the prior year period. In addition, net gains on other assets decreased $40,000 during the first quarter of 2016, primarily due to a $30,000 write-down on a commercial other real estate owned property based on a recent purchase offer.

Noninterest Expense: Noninterest expense increased $894,000, or 27.4%, to $4.2 million for the three months ended March 31, 2016 when compared to the prior year period primarily due to an increase of $638,000 in legal and other consulting expenses. During the first quarter of 2016, legal and investment banking costs associated with the pending merger with Horizon Bancorp totaled $641,000. Salaries and employee benefits expense increased $216,000, which included an increase in payroll expense related to annual merit increases, mortgage warehouse bonuses, and new positions since the first quarter of 2015. The expense related to the Company’s employee stock ownership plan also increased $26,000 in the first quarter of 2016 due to the increase in our stock price. Group insurance costs increased $21,000 due to higher health care costs in 2016. In addition, deferred lending costs decreased by $57,000 due to lower commercial and residential mortgage loan originations during the first quarter of 2016 when compared to the prior year period. Collection and other real estate owned expenses increased $67,000 during the first quarter of 2016 due to increased legal and collection costs related to one commercial real estate loan relationship and the land parcels held in other real estate owned. Data processing expense increased $25,000 during the first quarter of 2016 due to higher core processing costs combined with upgrades to our disaster recovery and back up systems.

Partially offsetting the above increases, advertising expenses decreased $40,000 during the first quarter of 2016 due to lower costs incurred for advertising campaigns for our loan production office in St. Joe, Michigan, and other promotional items. Occupancy and equipment costs decreased $39,000 primarily due to lower utilities, snow removal, and maintenance items during the first quarter of 2016 as compared to the prior year quarter.

Income Taxes: Income before income taxes decreased $362,000, or 32.7%, to $746,000 for the three months ended March 31, 2016 from $1.1 million for the prior year period, which led to a decrease in income tax expense for the three months ended March 31, 2016 to $151,000 from $156,000 for the prior year period. The Company’s effective tax rate for the three months ended March 31, 2016 was 20.2%, an increase from 14.1% for the comparable 2015 period. The increase in the effective tax rate was primarily due to the nondeductible expenses associated with the Merger that were incurred during the first quarter of 2016.

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

Our liquid assets, defined as cash and due from financial institutions, interest earning time deposits in other financial institutions, and the market value of unpledged securities available-for-sale, totaled $105.8 million at March 31, 2016 and constituted 20.0% of total assets at that date, compared to $111.2 million, or 20.5%, of total assets at December 31, 2015.

The Company also maintains lines of credit with the FHLB. Total availability under these lines of credit was $96.5 million at March 31, 2016. At March 31, 2016, the Company had borrowed $4.1 million on the overnight line of credit with the FHLB. The Company has additional securities and certain approved real estate loans available to pledge as collateral in order to increase our lines of credit with the FHLB. At March 31, 2016, we had $80.0 million in unpledged securities available-for-sale.

The Company actively utilizes its borrowing capacity with the FHLB to manage liquidity and to provide a funding alternative to time deposits, if the FHLB’s rates and terms are more favorable. The advances from the FHLB can have maturities from overnight to multiple years. At March 31, 2016, $44.1 million of these advances were due within one year and $25.0 million had maturities greater than a year. At March 31, 2016, $14.1 million of the FHLB advances were variable rate, of which $10.0 million is part of our interest rate swap strategy. This $10.0 million variable rate advance was swapped for a fixed rate advance of 3.69% and will mature in July 2016. During 2016, the last of the Company’s forward starting swaps began. The Company has three interest rate swaps that are each tied to a $10.0 million fixed rate advance. The advances are swapped for fixed rates of 2.09%, 2.23%, and 2.62%. These one month advances are renewed every month for a five year period from the date of issuance, maturing in March and June 2020 and March 2021. The remaining $55.0 million in FHLB advances were at fixed rates.

The Company has an accommodation from First Tennessee Bank National Association (“FTN”) to borrow federal funds up to $15.0 million. This federal funds accommodation is not a confirmed line or loan, and FTN may cancel such accommodation at any time, in whole or in part, without cause or notice, in its sole discretion. The Company did not utilize this line during the three months ended March 31, 2016.

The Company also has an agreement with Zions First National Bank (“Zions”) for an unsecured line of credit to borrow federal funds up to $9.0 million. This line of credit was established at the discretion of Zions and may be terminated at any time in its sole discretion. The Company did not utilize this line during the three months ended March 31, 2016.

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

At March 31, 2016, the Bank is considered “well-capitalized”. The table below presents the Bank’s capital ratios at the dates indicated:

	March 31, 2016	December 31, 2015
Total Capital to risk weighted assets	18.7%	18.0%
Tier 1 (Core) Capital to risk weighted assets	17.7	17.1
Tier 1 Common Equity Capital to risk weighted assets	17.7	17.1
Tier 1 (Core) Capital to average assets	13.4	13.3

Off-Balance-Sheet Arrangements: In the normal course of operations, we engage in a variety of financial transactions that, in accordance with generally accepted accounting principles, are not recorded in our financial statements. These transactions involve, to varying degrees, elements of credit, interest rate, and liquidity risk. Such transactions are used primarily to manage customers’ requests for funding and take the form of loan commitments, unused lines of credit, and standby letters of credit. At March 31, 2016, we had commitments to originate loans and unused lines of credit totaling $44.2 million and commercial standby letters of credit totaling $978,000. The Company utilizes hedging strategies through interest rate swaps to manage interest rate risk. See Note 8 in the Condensed Notes to the Consolidated Financial Statements for more information.

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
Quantitative Analysis
The following table sets forth, as of March 31, 2016, the estimated changes in the net interest margin and the economic value of equity that would result from the designated changes in the United States Treasury yield curve over a 12 month non-parallel ramp for The LaPorte Savings Bank. Computations of prospective effects of hypothetical interest rate changes are based on numerous assumptions including relative levels of market interest rates, loan prepayments and deposit decay, and should not be relied upon as indicative of actual results.

Changes in Interest Rates (basis points) (1)		Estimated Increase (Decrease) in NIM			Estimated Increase (Decrease) in EVE		EVE as Percentage of Economic Value of Assets
	Estimated NIM (2)	Amount	Percent	Estimated EVE (3)	Amount	Percent	EVE Ratio (4)	Changes in Basis Points
(Dollars in thousands)
+300	$18,810	$1,118	6.32%	$79,621	$(2,230)	(2.72)%	16.05%	0.33%
+200	18,482	790	4.47	82,365	514	0.63	16.33	0.61
+100	18,128	436	2.46	83,811	1,960	2.39	16.35	0.63
0	17,692	—	—	81,851	—	—	15.72	—
-100	17,058	(634)	(3.58)	75,006	(6,845)	(8.36)	14.22	(1.50)

(1)	Assumes changes in interest rates over a 12 month non-parallel ramp.

(2)	NIM or Net Interest Margin measures The LaPorte Savings Bank’s exposure to net interest income due to changes in a forecast interest rate environment.

(3)	EVE or Economic Value of Equity at Risk measures The LaPorte Savings Bank’s exposure to equity due to changes in a forecast interest rate environment.

(4)	EVE Ratio represents Economic Value of Equity divided by the economic value of assets which should translate into built in stability for future earnings.
The table above indicates that at March 31, 2016, in the event of a 100 basis point decrease in interest rates over a 12 month non-parallel ramp, we would experience a 3.58% decrease in net interest income. In the event of a 100 basis point increase in interest rates over a 12 month non-parallel ramp, the net interest income would increase 2.46%.
The table above indicates that at March 31, 2016, in the event of a 100 basis point decrease in interest rates over a 12 month non-parallel ramp, we would experience a 8.36% decrease in economic value of equity. In the event of a 100 basis point increase in interest rates over a 12 month non-parallel ramp, the economic value would increase 2.39% in economic value of equity.
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
The Company has taken steps to address its exposure to rising interest rates with respect to our economic value of equity at risk. In February 2010, the Company executed an interest rate swap against a $10.0 million adjustable rate advance tied to the three month LIBOR plus 0.25% for six years at an effective fixed rate of 3.69% and began in July 2010. In August 2014, the Company executed three $10.0 million forward starting interest rate swaps against $30.0 million in maturing one month fixed rate FHLB advances tied to the one month LIBOR. The first interest rate swap began in March 2015 for five years with an effective fixed rate of 2.085%. The second interest rate swap began in June 2015 for five years with an effective fixed rate of 2.228%. The third interest rate swap began in March 2016 for five years with an effective fixed rate of 2.618%. Management pursued this hedging strategy to address the concern over the impact to the Company’s tangible equity from the price deterioration in the Company’s available-for-sale securities portfolio in a rising rate environment.
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

On April 26, 2016, a shareholder class and derivative action lawsuit was filed against the Company, each of LaPorte Bancorp’s directors, and Horizon in connection with the Company entering into the Merger Agreement with Horizon. The lawsuit, which was filed in the Superior Court of LaPorte County, Indiana, alleges that the members of LaPorte Bancorp’s Board of Directors breached their fiduciary duties to the Company’s shareholders by approving the proposed Merger for inadequate consideration; entering into the Merger Agreement containing unreasonable deal protection devices; and approving the transaction in order to receive benefits not equally shared by all other LaPorte Bancorp shareholders. The lawsuit also alleges claims against Horizon for aiding and abetting these alleged breaches of fiduciary duties. The plaintiff seeks, among other things, class certification, declaratory relief, to enjoin the consummation of the proposed transaction, rescission or recissory damages if the Merger is consummated, costs and reasonable attorneys’ and experts’ fees. The Company believes the claims asserted in this action to be without merit and intends to vigorously defend against this lawsuit. However, at this time, it is not possible to predict the outcome of the proceeding or its impact on LaPorte Bancorp, Horizon, or the proposed Merger.

Other than the legal proceedings mentioned above, there are no other material pending legal proceedings to which the Company or its subsidiaries is a party other than ordinary routine litigation incidental to their respective businesses as of March 31, 2016.

ITEM 1A.	RISK FACTORS

As of March 31, 2016, there were no material changes to the “Risk Factors” disclosed in the Company’s Annual Report for the year ended December 31, 2015 on Form 10-K filed on March 24, 2016. However, the risks described in our 2015 Annual Report on Form 10-K are not the only risks that we face. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Not applicable

(b)	Not applicable

(c)	The following table presents information related to purchases made by or on behalf of the Company of shares of the Company’s common stock during the periods indicated:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2016	—	$—	—	98,951
February 1-29, 2016	—	—	—	98,951
March 1-31, 2016	—	—	—	98,951
Total	—	—	—	98,951

(1)	On September 9, 2014, the Company publicly announced its fourth share repurchase program for 280,832 shares.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101
The following materials from LaPorte Bancorp, Inc.’s Form 10-Q Report for the quarterly period ended March 31, 2016, formatted in XBRL: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LaPorte Bancorp, Inc.

Date:	May 5, 2016	/s/ Lee A. Brady
Lee A. Brady
Chief Executive Officer

Date:	May 5, 2016	/s/ Michele M. Thompson
Michele M. Thompson
President and Chief Financial Officer